Form 10KSB
period 2004-12-31
Coastal Bancshares Acquisition Corp.
filed 2005-03-31
CIK 1300335

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

[X] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004

[ ] Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

                        Commission File Number: 000-51155

                      COASTAL BANCSHARES ACQUISITION CORP.
                 (Name of Small Business Issuer in Its Charter)


       Delaware                                            20-1191778
(State or Other Jurisdiction of                         (I.R.S. Employer
Incorporation or Organization)                          Identification No.)


9821 Katy Freeway, Suite 500
Houston, Texas                                                77024
(Address of Principal Executive Offices)                   (Zip code)

                                 (713) 827-2104
                (Issuer's Telephone Number, Including Area Code)

         Securities registered under Section 12(b) of the Exchange Act:
                                      None
                                (Title of class)

         Securities registered under Section 12(g) of the Exchange Act:
                 Units consisting of one share of Common Stock,
                   par value $.01 per share, and two Warrants
                     Common Stock, $.01 par value per share
                   Warrants to purchase shares of Common Stock
                                (Title of class)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [X]      No  [   ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: None

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 28, 2005, was approximately $27,103,200. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of March 28, 2005, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format: Yes [   ]  No [X]

                      COASTAL BANCSHARES ACQUISITION CORP.

                                                                                                                Page
PART I     .......................................................................................................1
   Item 1.  Description of Business...............................................................................1
   Item 2.  Description of Property..............................................................................20
   Item 3.  Legal Proceedings....................................................................................20
   Item 4.  Submission of Matters to a Vote of Security Holders..................................................20

PART II     .....................................................................................................20
   Item 5.  Market for Common Equity and Related Stockholder Matters.............................................20
   Item 6.  Management's Discussion and Analysis or Plan of Operation............................................22
   Item 7.  Financial Statements.................................................................................22
   Item 8.  Changes In and Disagreements With Accountants or Accounting and Financial Disclosure.................32
   Item 8A. Controls and Procedures..............................................................................32

PART III     ....................................................................................................32
   Item 9.   Directors, Executive Officers, Promoters and Control Persons........................................32
   Item 10.  Executive Compensation..............................................................................35
   Item 11.  Security Ownership of Certain Beneficial Owners and Management......................................35
   Item 12.  Certain Relationships and Related Transactions......................................................36

SIGNATURES

INDEX TO EXHIBITS


                                     PART I

     This  report  contains  forward-looking  statements  within the  meaning of
Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under "Management's Discussion and Analysis or Plan of Operation" and elsewhere in, or incorporated by reference into, this report.

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

     Coastal Bancshares Acquisition Corp. (the "Company") is a blank check company formed to serve as a vehicle for the acquisition of a target business in a specified industry. Our objective is to acquire an operating business in the banking industry. Specifically, we intend to merge with or acquire an operating commercial bank or commercial bank holding company. We were incorporated in Delaware on May 19, 2004. Our initial stockholders purchased 1,000,000 shares of common stock, $.01 par value, for $25,000. The registration statement for our initial public offering (the "Offering") was declared effective February 14, 2005. We consummated the Offering on February 18, 2005. The net proceeds, after deducting the underwriters discount and offering expenses, and including the sale of 720,000 units in the underwriters over-allotment option, was $33,120,000. $28,483,200 of these net proceeds has been placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

     We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time following the Offering. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination. Our management has broad discretion with respect to the specific application of the net proceeds of the Offering and, as a result, the Offering was characterized as a blank check offering. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

INDUSTRY OVERVIEW

     We believe that the banking industry is a favorable industry in which to seek a merger or acquisition and an attractive operating environment for a target business. We believe that the current status of the U.S. economy will lead to growth in deposits at banks and increased demand for borrowing by businesses from banks and other financial institutions.

     We believe the industry is highly fragmented, which provides a favorable industry in which to seek mergers and acquisitions. There are more than 3,000 commercial banks in the U.S. with less than $500 million in assets; more than 2,400 of which have less than $300 million in assets. Our current management team and Board of Directors have significant management experience and significant experience in managing and growing both banks and commercial finance businesses.

STRATEGY

     Our strategy is to acquire or merge with a commercial bank that is in the $100 - $500 million asset size range and has one or more of the following characteristics:

     o An attractive franchise with opportunities for geographic expansion and/or the addition of new products and services;

     o    An institution  that is capital  constrained and has limited access to
          alternative   capital  markets  due  to  its  size  or  other  special
          considerations; and

     o Avoiding premium valuations because the institution's size is too small for larger acquirers, because it has a capital deficiency, or because it is in a geographic market not currently being sought by larger banks.

     We believe our capital and our capital structure can be utilized to grow an existing banking institution, and ultimately, create an attractive acquisition target for a larger bank. Growth opportunities may include some or all of the following:

     o    Expanding the branch network of a banking institution;

     o Utilizing our capital to grow internally by increasing loans and deposits;

     o Attracting personnel from other banks who can bring substantial business with them;

     o Seeking other profitable business lines to add to the bank's core business; and

     o Seeking strategic acquisitions which can provide growth to the existing franchise or a platform to enter another geographic market.

EFFECTING A BUSINESS COMBINATION

General

     Although substantially all of the net proceeds of the Offering are intended to be generally applied toward effecting a business combination in a specified industry, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, our stockholders do not have an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company that does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth.

We have not identified a target business

     To date, we have not selected any target business on which to concentrate our search for a business combination. Our search for a target company will be limited to the United States. Subject to the limitations that a target business is an operating commercial bank or bank holding company and has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have great flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

     We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder's fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination. On March 8, 2005, we entered into a Financial Advisory Agreement with Sanders Morris Harris, Inc., where that firm will assist the Company in its efforts to identify a target for a business combination and to provide related financial advisory services, including: due diligence, valuation analysis and assistance with negotiations. The Company has agreed to pay a retainer fee and a finders fee in connection with such services.

Selection of a target business and structuring of a business combination

     Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

     o    financial condition and results of operation;

     o    growth potential;

     o    experience and skill of management;

     o    capital requirements;

     o    competitive position;

     o    stage of development;

     o    asset quality;

     o    valuation expectations; and

     o    costs associated with effecting the business combination.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us.


     The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Fair market value of target business

     The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm that is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of these criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We are not required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

     While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business that satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities that may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

     o subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

     o    result in our dependency upon the development of a single market area.

Limited ability to evaluate the target business' management

     Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, there can be no assurance that our assessment of the target business' management will prove to be correct. In addition, there can be no assurance that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business or that they will be familiar with their responsibilities under the United States securities laws.

     Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. There can be no assurance that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Opportunity for stockholder approval of business combination

     Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

     In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote the 1,000,000 shares of common stock they owned immediately prior to the Offering in accordance with the vote of the public stockholders owning a majority of the shares of our common stock sold in the Offering. This voting arrangement does not apply to shares included in units purchased in the Offering or purchased following the Offering in the open market by any of our initial stockholders, officers and directors. We will proceed with the business combination only if public stockholders who own at least a majority of the shares of common stock sold in the Offering vote in favor of the business combination and public stockholders owning less than 20% of the shares sold in the Offering exercise their conversion rights.

Conversion rights

     At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have their shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest, as of the record date for determination of stockholders entitled to vote on the business combination, divided by the number of shares sold in the Offering. Without taking into any account interest earned on the trust fund, the initial per-share conversion price would be $5.16. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants that they received as part of the units. We will not complete any business combination if public stockholders, owning 20% or more of the shares sold in the Offering, exercise their conversion rights.

Liquidation if no business combination

     If we do not complete a business combination within 18 months after the consummation of the Offering (August 18, 2006), or within 24 months (February 18, 2007) if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets of the Company. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to the Offering.

     If we were to expend all of the net proceeds of the Offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.16. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our public stockholders. There can be no assurance that the actual per-share liquidation price will not be less than $5.16, plus interest, due to claims of creditors. Cary M. Grossman and W. Donald Brunson, our Co-Chief Executive Officers, have agreed pursuant to an agreement with us and the representatives of the underwriters in the Offering, that, if we liquidate prior to the consummation of a business combination, they will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of the Offering not held in the trust account. There can be no assurance, however, that Mr. Grossman and Mr. Brunson would be able to satisfy those obligations.

     If we enter into a letter of intent, an agreement in principle or a definitive agreement to complete a business combination prior to the expiration of 18 months after the consummation of the Offering (August 18, 2006), but are unable to complete the business combination within the 18-month period, then we will have an additional six months (February 18, 2007) in which to complete the business combination contemplated by the letter of intent, agreement in principle or definitive agreement. If we are unable to do so by the expiration of the 24-month period from the consummation of the Offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 18-month or 24-month period.

     Our public stockholders are entitled to receive funds from the trust fund only in the event of our liquidation or if the stockholders seek to convert their respective shares into cash upon a business combination that the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund. There will be no distribution from the trust fund with respect to our warrants.

Competition

     In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other financial institutions seeking acquisitions and from investment banking firms proposing to underwrite initial public offerings or offerings of debt and trust preferred certificates for the target businesses. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target banking institutions that we could acquire or merge with using the net proceeds of the Offering, our ability to compete in acquiring or merging with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

     o our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

     o our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

     o our outstanding redeemable warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

     Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

     If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business in the commercial banking industry and other financial service businesses. There can be no assurance that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Facilities

     We maintain our executive offices at 9821 Katy Freeway, Suite 500, Houston, Texas 77024. The cost for this space is included in the $7,500 per-month fee Coastal Acquisition, LLC charges us for general and administrative services pursuant to a letter agreement between us and Coastal Acquisition, LLC. Coastal Acquisition, LLC is an affiliate of certain of our directors and executive officers. We believe, based on rents and fees for similar services in the Houston, Texas metropolitan area, that the fee charged by Coastal Acquisition, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Employees

     We have three executive officers, two of whom are members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The executive officers are also involved with business ventures other than the Company. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate. We do not intend to have any full time employees prior to the consummation of a business combination.

Risks Associated with Our Business

     In addition to other information included in this report, the following factors should be considered in evaluating our business and future prospects.

We are a development stage company with a limited operating history and will be unable to generate any revenues until we complete a business combination.

     We are a development stage company that has earned no revenues to date. Since we have a limited operating history, there is no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating commercial bank or bank holding company. We will not generate any revenues (other than interest income on the proceeds of the Offering) until, at the earliest, after the consummation of a business combination.

The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering.

     Although substantially all of the net proceeds of the Offering are to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company, management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Stockholders must therefore rely on management's due diligence review and evaluation of potential acquisition candidates. There can be no assurance that, if we complete the acquisition of a target business, such acquisition will be successful.

If we are forced to liquidate before a business combination, our public stockholders could receive less than their purchase price per share upon distribution of the trust fund and our warrants will expire worthless.

     If we are unable to complete a business combination and are forced to liquidate our assets, the per-share liquidation distribution could be less than the purchase price per share that purchasers paid for our securities because of the expenses of the Offering, our general and administrative expenses and the anticipated costs of seeking a business combination. Furthermore, there will be no distribution with respect to our outstanding warrants and, accordingly, the warrants will expire worthless if we liquidate before the completion of a business combination.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per share liquidation price received by stockholders could be less than their purchase price per share.

     Our placing of funds in trust may not protect those funds from third party claims against us. The proceeds held in trust could be subject to claims which could take priority over the claims of our public stockholders. There can be no assurance that the per-share liquidation price will not be less than the purchase price per share that purchasers paid for our securities, plus interest, due to claims of creditors. If we liquidate before the completion of a business combination, Cary M. Grossman and W. Donald Brunson, our Co-Chief Executive Officers, will be personally liable under certain circumstances to ensure that the proceeds in the trust fund are not reduced by the claims of various vendors or other entities that are owed money by us for services rendered or products sold to us. However, we cannot assure you that Messrs. Grossman and Brunson will be able to satisfy those obligations.

Since we have not yet selected any target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the business which we may ultimately operate.

     Subject to the limitations that a target business be an operating commercial bank or bank holding company and have a fair market value of at least 80% of our net assets at the time of the acquisition, we will have flexibility in identifying and selecting a prospective acquisition candidate. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all of the significant risk factors. There also can be no assurance that an investment in our company will not ultimately prove to be less favorable to investors than a direct investment, if an opportunity were available, in a target business.

Resources could be wasted in researching acquisitions that are not consummated.

     It is anticipated that the investigation of each specific business acquisition or merger and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys, and others. If a decision is made not to complete a specific business acquisition or merger, the costs incurred up to that point for the proposed transaction would not be recoverable. Furthermore, even if an agreement is reached for the acquisition of or merger with a specific business, the failure to consummate that transaction (which failure could occur as a result of any number of reasons, including issues beyond our control) will result in a loss to us of the related costs incurred. Such a loss could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change of control of our ownership.

     Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. There are 31,465,000 authorized but unissued shares of our common stock (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to I-Bankers Securities and Newbridge Securities, the representatives of the underwriters in the Offering) and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no commitments as of December 31, 2004 to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

     o    may significantly reduce the equity interest of our stockholders;

     o will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

     o may adversely affect prevailing market prices for our common stock, our warrants and the units.

     Similarly, if we issued debt securities, it could result in:

     o default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

     o acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

     o our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

     o covenants that limit our ability to acquire capital assets or make additional acquisitions; and

     o our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

Our current officers and directors may resign upon consummation of a business combination or earlier. We may have limited ability to evaluate the management of the target business.

     Our ability to successfully effect a business combination will be totally dependent upon the efforts of our key personnel. The future role of our key personnel in the target business, however, cannot presently be ascertained. In addition, current key personnel may choose to resign from service to the Company. Although it is possible that some of our key personnel will remain associated in various capacities with the target business following a business combination, it is also possible that the management of the target business at the time of the business combination will remain in place. Although we intend to closely scrutinize the management of a prospective target business in connection with evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of management will prove to be correct.

Our officers and directors may allocate their time to other businesses, which could cause a conflict of interest as to which business they present a viable acquisition opportunity.

     Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other "blank check" companies, engaged in business activities similar to those intended to be conducted by us. Mr. Grossman, our Co-Chief Executive Officer and Chairman, is affiliated with Sand Hill IT Security Acquisition Corp., a blank check company organized on April 15, 2004 for the purpose of acquiring an operating business in the IT security industry. Our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. There can be no assurance that these conflicts will be resolved in our favor.

     All of our officers and directors own stock in our company, but have waived their right to receive distributions upon liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination within the time allotted. Consequently, our directors and officers' discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders' best interest.

If our common stock becomes subject to the SEC's penny stock rules, broker dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

     If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the "penny stock" rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

     o    make a special written suitability determination for the purchaser;

     o receive the purchaser's written agreement to a transaction prior to sale;

     o provide the purchaser with risk disclosure documents that identify certain risks associated with investing in "penny stocks" and which describe the market for these "penny stocks" as well as a purchaser's legal remedies; and

     o obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a "penny stock" can be completed.

     If our common stock becomes subject to these rules, broker-dealers may find it difficult to effectuate customer transactions and trading activity in our securities may be adversely affected. As a result, the market price of our securities may be depressed, and stockholders may find it more difficult to sell our securities.

It is probable that we will only be able to complete one business combination, which will cause us to be solely dependent on a single business and a limited number of products or services.

     We presently have approximately $28.5 million on deposit in a trust fund which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

     o    solely dependent upon the performance of a single business, or

     o dependent upon the development or market acceptance of a single or limited number of products, processes or services.

     In this case, we will not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities that may have the resources to complete several business combinations.

Because of our limited resources and the significant competition for business combination opportunities, we may not be able to consummate a business combination.

     We expect to encounter intense competition from other entities competing for acquisitions of commercial banks. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of the Offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Further, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction, and our obligation to convert into cash the shares of common stock held by public stockholders in certain instances may reduce the resources available for a business combination. Additionally, our outstanding redeemable warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations combined with the time limitation within which we must complete a business combination may place us at a competitive disadvantage in successfully negotiating a business combination.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure the transaction or abandon a particular business combination.

     Although we believe that the net proceeds of the Offering will be sufficient to allow us to consummate a business combination, in as much as we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the cash on deposit in our trust account is insufficient, either because of the size of the business combination or the depletion of the available net proceeds in search of a target business, or because we become obligated to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. There can be no assurance that such financing would be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring stockholder vote.

     As of February 18, 2005, our initial stockholders (including all of our officers and directors) collectively owned 15.3% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of a business combination or our liquidation. If there is an annual meeting, as a consequence of our "staggered" board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units, warrants or shares in the aftermarket. If they do, there can be no assurance that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

Our outstanding warrants and options may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

     We currently have 12,015,000 shares of common stock reserved for issuance upon exercise of issued and outstanding warrants and the option to purchase 325,000 units that we granted to the representatives of the underwriters in the Offering. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of substantial numbers of additional shares upon exercise of these warrants and options could make us a less attractive acquisition vehicle in the eyes of a target business as such securities, when exercised, will increase the number of issued and outstanding shares of our common stock, reduce the ownership the stockholders would have had excluding the shares issued from the exercise of warrants and options, and may reduce the value of the shares issued to complete the business combination. Accordingly, our warrants and options may make it more difficult to effectuate a business combination or increase the cost of the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants and options could have an adverse effect on the market price for our securities or on our ability to obtain future public financing. If and to the extent these warrants and options are exercised, stockholders may experience dilution to their holdings.

If our initial stockholders exercise their registration rights, it may have an adverse effect on the market price of our common stock and the existence of theses rights may make it more difficult to effect a business combination.

     Our initial stockholders are entitled to demand that we register the resale of their shares of common stock at any time after the date on which their shares are released from escrow. If our initial stockholders exercise their registration rights with respect to all of their shares of common stock, then there will be an additional 1,000,000 shares of common stock eligible for trading in the public market. The presence of this additional number of shares of common stock eligible for trading in the public market may have an adverse effect on the market price of our securities. In addition, the existence of these rights may make it more difficult to effectuate a business combination, or may increase the cost of the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or will request a higher price for their securities as a result of these registration rights and the potential future effect their exercise may have on the trading market for our securities.

Our securities lack a significant trading market.

     Our securities are not eligible for trading on any national or regional exchange. Our securities are eligible for trading in the over-the-counter market on the OTC Bulletin Board pursuant to Rule 15c2-11 of the Exchange Act. This market tends to be highly illiquid, in part because there is no national quotation system by which potential investors can trace the market price of shares except through information received or generated by certain selected broker-dealers that make a market in these particular securities. There are currently no plans, proposals, arrangements or understandings with any person with regard to the development of a trading market in our securities. There can be no assurance that an active trading market in our securities will develop, or if such a market develops, that it will be sustained. In addition, there is a greater chance for market volatility for securities that trade on the OTC Bulletin Board as opposed to securities that trade on a national exchange or quotation system. This volatility may be caused by a variety of factors, including the lack of readily available quotations, the absence of consistent administrative supervision of "bid" and "ask" quotations and generally lower trading volume.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

     If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

     o    restrictions on the nature of our investments; and

     o    restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

     In  addition,  we  may  have  imposed  upon  us  burdensome   requirements,
including:

     o    registration as an investment company under federal and state laws;

     o    adoption of a specific form of corporate structure; and

     o reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

     We do not believe that our principal business activities will subject us to the Investment Company Act of 1940. To this end, the proceeds of the Offering that are held in trust may only be invested by the trust agent in "government securities" with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.


RISKS RELATED TO OUR PROPOSED BUSINESS AND INDUSTRY

If we acquire or merge with a newly formed bank, we may incur significant losses.

     Our target business could be a recently formed bank. Due to a recent accounting rule change that requires immediate write-off of start-up costs, de novo banks are expected to incur operating losses in their early periods of operation because of an inability to generate sufficient net interest income to cover start up and operating costs. Those operating losses can be significant and can occur for longer periods than planned depending upon the ability to control operating expenses and generate net interest income.

Our ability to pay dividends is limited.

     Banks and bank holding companies are both subject to certain regulatory restrictions on the payment of cash dividends. As a result, even after a business combination with a financial institution, our ability to pay dividends to our stockholders may be limited.

We will be subject to significant government regulation following a business combination.

     We will operate in a highly regulated environment and will be subject to supervision and regulation by a number of governmental regulatory agencies, including the Board of Governors of the Federal Reserve System, or Federal Reserve, the Office of the Comptroller of the Currency, or the OCC, and the FDIC, as well as state banking commissions. Regulations adopted by these agencies, which are generally intended to provide protection for depositors and customers rather than for the benefit of stockholders, govern a comprehensive range of matters relating to the ownership and control of shareholders, acquisition of other companies and businesses, permissible activities we may engage in, maintenance of adequate capital levels and other aspects of our operations. The bank regulatory agencies possess broad authority to prevent or remedy unsafe or unsound practices or violations of law. In addition, future legislation and government policy, including with respect to bank deregulation and interstate expansion, could adversely affect the banking industry as a whole, including our results of operations. For example, new legislation or regulation may limit the manner in which we may conduct our business, including our ability to offer new products, obtain financing, attract deposits, make loans and achieve satisfactory interest spreads.

There are substantial regulatory limitations on changes of control.

     With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be "acting in concert" from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of a bank holding company's voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of a bank holding company without prior notice or application to and the approval of the Federal Reserve. Accordingly, stockholders need to be aware that it is likely we will become subject to and comply with these requirements, if applicable.

If we acquire or merge with a bank holding company, we may be liable for an undercapitalized subsidiary bank.

     Under federal law, a bank holding company may be required to guarantee a capital plan filed by an undercapitalized bank or thrift subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank an amount equal to the lesser of 5% of the bank's assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with applicable capital standards.

REGULATION AND SUPERVISION

     Banking is a complex, highly regulated industry. Consequently, the growth and earnings performance of the Company following a business combination can be affected, not only by management decisions and general and local economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Current banking laws contain numerous provisions affecting various aspects of the banking business. A bank, depending on its charter, may be subject to various federal and state banking laws and regulations that impose specific requirements on and provide regulatory oversight of virtually all aspects of operations. These laws and regulations are generally intended for the protection of depositors, the deposit insurance funds of the FDIC, and the banking system as a whole, rather than for the protection of stockholders. Banking regulators have broad enforcement powers over bank holding companies, banks and their affiliates, including the power to impose large fines and other penalties for violations of laws and regulations. The following is a brief summary of laws and regulations to which we expect to become subject to upon consummation of a business combination.

Bank Holding Company Regulation

     After a business combination, we may operate as a bank holding company registered under the Bank Holding Company Act, and as such, we would become subject to supervision, regulation and examination by the Federal Reserve. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve has broad oversight authority with respect to many aspects of the activities, operations and expansion of bank holding companies. For example, the Federal
Reserve must grant prior approval of (i) certain acquisitions of banks or thrifts by bank holding companies; (ii) the engagement by bank holding companies or their subsidiaries in certain activities that are deemed to be closely related to banking; and (iii) transactions regarding the transfer of ownership of a bank holding company's stock that constitute a "change in bank control" under the provisions of the Change in Bank Control Act of 1978, as amended.

     Support of Subsidiary Banks. Under Federal Reserve policy, a bank holding company is expected to act as a source of financial strength to each of its banking subsidiaries and commit resources to their support. Such support may be required at times when, absent this Federal Reserve policy, a holding company may not be inclined to provide it. As discussed below, a bank holding company in certain circumstances could be required to guarantee the capital plan of an undercapitalized banking subsidiary in order for it to be accepted by the regulators.

     In the event of a bank holding company's bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

     Because a bank holding company is a legal entity separate and distinct from its bank subsidiary, our right to participate in the distribution of assets of a bank subsidiary upon its liquidation or reorganization will be subject to the prior claims of the bank's creditors. In the event of liquidation or other resolution of a bank subsidiary, the claims of depositors and other general or subordinated creditors of the bank are entitled to a priority of payment over the claims of the holders of any obligation of the bank to its stockholders, which would include us or our stockholders or creditors.

     Capital Adequacy. The Federal Reserve has adopted risk-based capital guidelines, which set forth the calculation of bank holding companies' capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution's qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio).

     The guidelines create two categories of capital: Tier 1, or core capital, and Tier 2, or supplementary capital. Generally, Tier 1 capital consists primarily of the sum of common stock and perpetual noncumulative preferred stock less goodwill and certain percentages of other intangible assets. Tier 2 capital consists primarily of perpetual preferred stock not qualifying as Tier 1 capital, perpetual debt, mandatory convertible securities, subordinated debt, convertible preferred stock with an original weighted average maturity of at least five years and the allowance for loan and lease losses up to a maximum of 1.25% of risk weighted assets. The sum of Tier 1 and Tier 2 capital constitutes qualifying total capital. The Tier 1 component must comprise at least 50% of qualifying total capital. All assets are assigned a weighted risk factor from 0% to 100%. Risk-based capital ratios are calculated using risk-weighted assets, which include both on-and off-balance sheet assets.

     Bank holding companies are required to maintain a ratio of total capital to risk-weighted assets ("Total Capital Ratio") of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets ("Tier 1 Capital Ratio") of at least 4.0%. The Federal Reserve risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management's overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

     In addition, bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets ("Leverage Capital Ratio") of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Capital Ratio of at least 4.0% for all other banks. The OCC, the FDIC and the Federal Reserve define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets are comprised of total assets less intangible assets. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a "Tangible Tier 1 Leverage Ratio" in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangible assets not deducted from Tier 1 capital, to quarterly average total assets.

     Capital adequacy guidelines focus principally on broad categories of credit risk although the framework for assigning assets and off-balance sheet items to risk categories does incorporate elements of transfer risk. The risk-based capital ratio does not, however, incorporate other factors that may affect a company's financial condition, such as overall interest rate exposure, liquidity, funding and market risks, the quality and level of earnings, investment or loan concentrations, the quality of loans and investments, the effectiveness of loan and investment policies and management's ability to monitor and control financial and operating risks.

     The Federal Reserve is vested with broad enforcement powers over bank holding companies to forestall activities that represent unsafe or unsound practices or constitute violations of law. These powers may be exercised through the issuance of cease and desist orders or other actions. The Federal Reserve is also empowered to assess civil money penalties against companies or individuals that violate the Bank Holding Company Act, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies and to order termination of ownership and control of non-banking subsidiaries by bank holding companies.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.

     Permitted Activities. Generally, bank holding companies are prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than (i) banking or managing or controlling banks or (ii) an activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     o    factoring accounts receivable;

     o making, acquiring, brokering or servicing loans and usual related activities;

     o    leasing personal or real property;

     o operating a non-bank depository institution, such as a savings association;

     o    trust company functions;

     o    financial and investment advisory activities;

     o    conducting discount securities brokerage activities;

     o underwriting and dealing in government obligations and money market instruments;

     o    providing specified management consulting and counseling activities;

     o    performing selected data processing services and support services;

     o acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     o    performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve has the authority to require a bank holding company to terminate an activity or terminate control of or liquidate or divest certain subsidiaries or affiliates when the Federal Reserve believes the activity or the control of the subsidiary or affiliate constitutes a significant risk to the financial safety, soundness or stability of any of its banking subsidiaries.

     Expansion of Activities. Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the "Modernization Act"), expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a "financial holding company." A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are "financial in nature." The Modernization Act:

     o allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

     o allows insurers and other financial services companies to acquire banks;

     o removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

     o establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

     At this time, we cannot determine whether we will apply to operate as a financial holding company. If we do not do so, we will be ineligible to engage in the broader range of activities that are permitted by the Modernization Act. The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, from disclosing nonpublic personal financial information to non-affiliated third parties unless customers have the opportunity to "opt out" of the disclosure.

     A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is "well capitalized" under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve registering the bank holding company as a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulation provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of Transactions with Affiliates and Insiders described under "Certain Regulations Applicable to all Financial Institutions" below.)

     Under the Modernization Act, the Federal Reserve serves as the primary "umbrella" regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

     In addition, bank holding companies are required to file annual and other reports with, and furnish information regarding its business to, the Federal Reserve. The Federal Reserve has available to it several administrative remedies including cease-and-desist powers over parent holding companies and nonbanking subsidiaries where the actions of such companies would constitute a serious threat to the safety, soundness or stability of a subsidiary bank. The Federal Reserve also has the authority to regulate debt obligations (other than commercial paper) issued by bank holding companies. This authority includes the power to impose interest ceilings and reserve requirements on such debt obligations. A bank holding company and its subsidiaries are also prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, lease or sale of property or furnishing of services.

     Federal banking law provides that bank holding companies are able to acquire or establish banks in any state of the United States, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws.

     Sound banking practice. Bank holding companies are not permitted to engage in unsound banking practices. For example, the Federal Reserve's Regulation Y requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company's consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank's soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve's authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA expanded the scope of individuals and entities against which such penalties may be assessed.

     Anti-tying   restrictions.   Bank  holding  companies  and  affiliates  are
prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

     Dividends. The ability of a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, to pay cash dividends depends upon the cash dividends it receives from its subsidiary banks. As a result, shareholders may receive dividends from the bank holding company only to the extent that funds are available after payment of the bank holding company's operating expenses, which it must pay from funds received by it from its subsidiary banks. The Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company's capital needs, asset quality and overall financial condition.

     The ability of a bank holding company to pay dividends is further restricted by the requirement that it maintain an adequate level of capital, on a consolidated basis, in accordance with guidelines of the Federal Reserve. Funds available for payment of dividends to its shareholders and other expenses will be provided primarily from dividends to the bank holding company received from its subsidiary banks. Of course, the ability of a bank to pay dividends is also restricted by provisions of application federal or state law.

Regulation of National Banks

     National banks are subject to supervision and examination by the OCC and to regulation by both the Federal Reserve and the FDIC. Deposits in a national bank are insured by the FDIC up to a maximum amount (generally $100,000 per depositor). The majority of a national bank's operations and activities are subject to regulation and supervision by one or more of the regulatory authorities noted above. For example, activities and operations of a national bank such as: (i) extension of credit and lending activities; (ii) deposit collection activities; (iii) dividend payments; (iv) branch office operations; and (v) interstate expansion are regulated by at least one or more of these regulatory agencies. The following is a summary of certain restrictions that are applicable to the operations of a national bank.

     Branch  Banking.  In 1994,  Congress  adopted  the  Riegle-Neal  Interstate
Banking and Branching Efficiency Act. That statute provides for nationwide interstate banking and branching, subject to certain aging and deposit concentration limits that may be imposed under applicable state laws. The ability of a national bank to establish branches is subject to the laws where its main office is located as well as the state in which it intends to branch. Currently, the laws of 15 states provide such reciprocity, but it is possible that, over the next few years, additional states will provide for reciprocity in de novo branching.

     The FDIC has adopted regulations under the Riegle-Neal Act to prohibit an out-of-state bank from using the new interstate branching authority primarily for the purpose of deposit production. These regulations include guidelines to ensure that interstate branches operated by an out-of-state bank in a host state are reasonably helping to meet the credit needs of the communities served by the out-of-state bank.

     Dividends. The ability of national banks to pay dividends is restricted under the National Bank Act and may be subject to dividend restrictions imposed by the OCC. Under the National Bank Act, a national bank generally may pay dividends to the extent of net profits. The prior approval of the OCC, however, is required for any dividend by any national bank if the total of all dividends, including any proposed dividend, declared by the national bank in any calendar year exceeds the total of its net profits (as defined) for such year combined with its retained net profits for the preceding two years, less any required transfers to surplus. The OCC also has the authority to prohibit a national bank from engaging in any activity that, in its opinion, constitutes an unsafe or unsound practice in conducting its business. Under certain circumstances relating to the financial condition of a national bank, the OCC may determine that the payment of dividends would be an unsafe or unsound practice. In addition, the OCC and the Federal Reserve have expressed the view that national banks and bank holding companies should refrain from dividend increases or reduce or eliminate dividends under certain circumstances.

     The ability of a national bank to pay dividends is also restricted by the requirement that it maintain adequate levels of capital in accordance with guidelines promulgated from time to time by the Comptroller and the FDIC, as applicable. Regulations adopted by the OCC and the FDIC require banks to maintain minimum Tier 1 Capital Ratios of 4.0%, Total Capital Ratios of 8.0%, and Leverage Capital Ratios of at least 3.0% for the most highly rated, financially sound banks and at least 4.0% for all other banks.

     Corrective Measures for Capital Deficiencies. FDICIA imposes a regulatory matrix that requires federal banking agencies, which include the FDIC, the OCC, and the Federal Reserve, to take "prompt corrective action" with respect to capital deficient institutions. The prompt corrective action provisions subject undercapitalized institutions to an increasingly stringent array of restrictions, requirements and prohibitions as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDICIA mandates that the institution be placed in receivership.

     Pursuant to regulations promulgated under the FDICIA, the corrective actions that the banking agencies must or may take are tied primarily to an institution's capital levels. In accordance with the framework mandated by the FDICIA, the banking agencies have developed a classification system, the levels at which institutions are "well capitalized", "adequately capitalized", "undercapitalized", "significantly undercapitalized", and "critically undercapitalized". As described above, a well capitalized bank has a Total Capital Ratio of 10% or higher; a Tier 1 Capital Ratio of 6% or higher; a Leverage Ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%.

     In addition to requiring undercapitalized institutions to submit a capital restoration plan, which must be guaranteed by its holding company (up to specified limits) in order to be accepted by the bank regulators, agency regulations contain broad restrictions on activities of undercapitalized institutions including asset growth, acquisitions, branch establishment and expansion into new lines of business. With some exceptions, an insured depository institution is prohibited from making capital distributions, including dividends, and is prohibited from paying management fees to control persons if the institution would be undercapitalized after any such distribution or payment.

     As an institution's capital decreases, the enforcement powers of the bank regulators become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The federal bank regulators have only very limited discretion in dealing with a critically undercapitalized institution and are generally required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

     Banks with risk-based capital and leverage ratios below the required minimums may also be subject to certain administrative actions, including the termination of deposit insurance upon notice and hearing, or a temporary suspension of insurance without a hearing in the event the institution has no tangible capital.

Regulation of State Banks

     A state bank will be subject to the laws of the state under which it is formed in addition to federal regulations. Various requirements and restrictions under the laws of the state of organization and operation of the bank relate to many aspects of the operations, including levels of capital, reserves against deposits, interest rates payable on deposits, loans, investments, mergers and acquisitions, borrowings, dividends, locations of branch offices and capital requirements.

     Because we will not limit our search for potential business combination targets to a specific charter type or state or geographic region of the United States, we cannot assure you of the type of financial institution that we may acquire. If we acquire a financial institution chartered under state law, we will be subject to regulation and examination by that financial institution's state regulator.

Certain Regulations Applicable to all Financial Institutions

     Transactions with Affiliates and Insiders. Financial institutions are subject to Section 23A and 23B of the Federal Reserve Act, and Regulation W promulgated thereunder. Section 23A places limits on the amount of loans or extensions of credit to, or investments in, or other transactions with, affiliates that a bank may make. In addition, extensions of credit would be required to be collateralized by our securities or obligations or the securities or obligations of any of our non-banking subsidiaries. Section 23B of the Federal Reserve Act, prohibits, among other things, an institution from engaging in transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to such institution or its subsidiaries, as those prevailing at the time for comparable transactions with non-affiliated companies.

     We expect to become subject to restrictions on extensions of credit to executive officers, directors, principal stockholders, and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution's total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

     In the absence of such comparable transactions, any transaction between a national bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as "covered transactions," between a national bank and its affiliates may not exceed 10% of a national bank's capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, a national bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with a national bank, including its holding company, are deemed to be affiliates of a national bank.

     International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. The Patriot Act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IMLAFA. The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions' operations. Until we identify a business combination, we cannot determine the impact that the IMLAFA will have on our operations.

     Regulation of Lending Activities. Loans made by a bank are also subject to numerous federal and state laws and regulations, including the Truth-In-Lending Act, Federal Consumer Credit Protection Act, state consumer credit and protection codes, the Equal Credit Opportunity Act, the Real Estate Settlement Procedures Act and adjustable rate mortgage disclosure requirements. Remedies to the borrower and penalties to a bank are provided for failure of a bank to comply with such laws and regulations.

     The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations were issued by the Securities and Exchange Commission in connection with the new law during both 2002, 2003 and 2004, and additional regulations are anticipated. This important law has far reaching impact on corporate affairs. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies' independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission. The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

     Pending Legislation. On April 2, 2003, the U.S. House of Representatives passed H.R.522, the Federal Deposit Insurance Reform Act of 2003. This proposed legislation would reform the deposit insurance system by:

     o    merging the Bank Insurance Fund and the Savings Association  Insurance
          Fund;

     o ending the 23 basis point premium "rate cliff" that occurs when the reserve ratio of deposits insured to premiums held falls beneath 1.25% for more than one year;

     o creating a reserve range within which a bank's reserve ratio can float;

     o    increasing insurance coverage limits for municipal deposits;

     o increasing insurance coverage limits for individual accounts to $130,000 and indexing future coverage limits to inflation; and

     o doubling insurance coverage limits for certain types of IRAs and 401(k) plans.

     As of the date of this report, this legislation was being considered by the U.S. Senate Banking, Housing and Urban Affairs committee.


ITEM 2.  DESCRIPTION OF PROPERTY

     We maintain our executive offices 9821 Katy Freeway, Suite 500, Houston, Texas 77024. The cost for this space is included in the $7,500 per-month fee Coastal Acquisition, LLC charges us for general and administrative services pursuant to a letter agreement between us and Coastal Acquisition, LLC. We believe, based on rents and fees for similar services in the Houston, Texas metropolitan area, that the fee charged by Coastal Acquisition, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operation.


ITEM 3.  LEGAL PROCEEDINGS

     We are not presently a party to any pending legal proceeding.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters for submission to a vote of security holders during the last fiscal year.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The units, common stock and warrants are listed on the OTC Bulletin Board under the symbols CBASU, CBAS and CBASW, respectively. The following table indicates the quarterly high and low bid price for the units, common stock and warrants on the OTC Bulletin Board for the periods indicated since such units began trading on February 15, 2005 and common stock and warrants began trading on March 7, 2005. Such inter-dealer quotations do not necessarily represent actual transactions, and do not reflect retail mark-ups, mark-downs or commissions.


                                                             OTC
                                                        BULLETIN BOARD
                                                          BID PRICE

                                   UNITS                       COMMON STOCK                      WARRANTS
                       ------------------------------- ------------------------------ -------------------------------

         2005               HIGH            LOW             HIGH            LOW            HIGH            LOW
  -------------------- --------------- --------------- --------------- -------------- --------------- ---------------
  First Quarter*           $6.65           $6.00           $5.15           $5.00          $0.76           $0.64

*Through March 15, 2005

     As of March 15, 2005,  we had one (1) holder of record of our units,  seven
(7) holders of record of our common stock, and one (1) holder of record of our warrants.

     We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future, but intend to retain earnings for future growth.

Recent Sales of Unregistered Securities

     In May 2004, we sold the following shares of common stock without registration under the Securities Act:

                  Stockholders                           Number of Shares
                  ------------                           ----------------
    Cary M. Grossman...................................        282,500
    Coastal Acquisition, LLC...........................        300,000
    W. Donald Brunson..................................        242,500
    Scott Clingan......................................         85,000
    Fred S. Zeidman....................................         40,000
    Jeffrey P. Sangalis................................         50,000

     Such shares were issued in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold in a transaction not involving a public offering. The shares were sold at purchase prices of $0.025 per share.

     On February 18, 2005, we closed the Offering of 4,800,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $28,800,000. Additionally, the underwriters' purchased 720,000 units, pursuant to the exercise of the over-allotment option granted in connection with the Offering, generating gross proceeds of $4,320,000. The representatives of the underwriters in the Offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The securities sold in the Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-118294). The Securities and Exchange Commission declared the registration statement effective on February 14, 2005.

     We paid a total of $3,081,600 in underwriting discounts and commissions, including $432,000 for the underwriters' non-accountable expense allowance, and incurred approximately $362,800 for other costs and expenses related to the Offering.

     After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately

$29,675,600, of which $28,483,200 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The  following   discussion   should  be  read  in  conjunction   with  the
Consolidated  Financial  Statements,   including  the  notes  thereto,  included
elsewhere in this report.

     We were formed on May 19, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We consummated the Offering on February 18, 2005.

     Over the 24-month period subsequent to the consummation of the Offering, we anticipate approximately $250,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $587,400 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $180,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

     We are obligated, commencing February 14, 2005, to pay to Coastal Acquisition, LLC, an affiliate of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. In addition, in May 2004, Coastal Acquisition, LLC advanced an aggregate of $75,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in February 2005 out of the proceeds of the Offering.

Off-balance Sheet Arrangements

     There were no off-balance sheet arrangements during the period from May 19, 2004 (inception) through December 31, 2005, that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to our investors.

ITEM 7.  FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors COASTAL BANCSHARES ACQUISITION CORP.

     We have audited the accompanying balance sheets of Coastal Bancshares Acquisition Corp. ( a corporation in the development stage) as of December 31, 2004 and February 18, 2005 and the related statements of operations, stockholders' equity and cash flows for the periods from May 19, 2004 (the inception date) to December 31, 2004, and from January 1, 2005 through February 18, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free from material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Bancshares Acquisition Corp. as of December 31, 2004 and February 18, 2005 and the results of its operations and changes in its stockholders' equity and cash flows for the periods from May 19, 2004 (the inception date) to December 31, 2004 and from January 1, 2005 through February 18, 2005 in conformity with accounting principles generally accepted in the United States of America.


Hein & Associates LLP
Houston, Texas
February 22, 2005

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                                  BALANCE SHEET


                                                             December 31, 2004
                                                             -----------------
ASSETS

Current assets:

Cash and cash equivalents...................................         $21,711

Trust Fund..................................................              --

Prepaid expenses............................................              --

   Total current assets.....................................          21,711

Deferred offering costs.....................................          63,532
                                                                     -------
Total Assets................................................         $85,243
                                                                     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

Accounts payable and accrued expenses.......................         $ 7,697

Note payable, stockholder...................................          55,000
                                                                     -------
Total Liabilities...........................................         $62,697
                                                                     =======

STOCKHOLDERS' EQUITY:

Preferred stock, $0.01 par value

   Authorized 5,000,000 shares; none issued.................         $     -

Common stock, $0.01 par value

  Authorized 50,000,000 shares

  Issued and outstanding: 1,000,000 shares..................          10,000

Additional paid-in capital..................................          15,000

Deficit accumulated during the development stage............          (2,454)
                                                                     -------
Total Stockholders' Equity..................................          22,546
                                                                     -------
Total Liabilities and Stockholders' Equity..................         $85,243
                                                                     =======


                See accompanying notes to financial statements.

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                             STATEMENT OF OPERATIONS



                                                       Period from May 19, 2004
                                                            (inception) to
                                                          December 31, 2004
                                                       ------------------------
Formation and operating costs.....................            $  2,454
                                                              --------

Net Loss..........................................            $ (2,454)
                                                              ========

Weighted Average Shares Outstanding...............             650,442
                                                              ========

Net Loss Per Share (basic and diluted)............              $0.00
                                                                =====




                See accompanying notes to financial statements.

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                        STATEMENT OF STOCKHOLDERS' EQUITY


                                                                                              Deficit
                                                                                             Accumulated
                                                  Common Stock               Additional         During
                                              ------------------------        Paid-In        Development        Stockholders'
                                                Shares         Amount         Capital           Stage              Equity
                                              -----------     --------      ----------       ------------      --------------
Common  shares  issued  August 6, 2004
at $0.025 per share.......................     1,000,000       $10,000         $15,000         $     --             $25,000

Net loss...............................              ---           ---             ---           (2,454)             (2,454)
                                                     ---           ---             ---         ---------            --------

Balance at December 31, 2004...........        1,000,000        10,000         $15,000         $  (2,454)           $22,546
                                               ---------        ------         -------         ----------           -------



                See accompanying notes to financial statements.

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                             STATEMENT OF CASH FLOWS



                                                                 Period from May 19, 2004
                                                                      (inception) to
                                                                    December 31, 2004
                                                                 ------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss....................................................            $(2,454)
  Increase in prepaid expenses................................                ---
  Increase in accounts payable and accrued expenses...........              7,697
                                                                          -------
Net Cash provided by Operating Activities.....................              5,243
                                                                          -------

CASH FLOWS FROM INVESTING ACTIVITIES
  Investment in trust fund....................................                ---
                                                                          -------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from public offering of 5,520,000 units, net.......                ---
  Proceeds from sale of common stock to initial stockholders..             25,000
  Proceeds from loan from stockholder.........................             55,000
  Repayment (net of $20,000 advance) of stockholder loan......
  Deferred costs of the proposed public offering..............            (63,532)
                                                                          -------
Net Cash Provided by Financing Activities.....................             16,468
                                                                          -------

NET INCREASE IN CASH..........................................             21,711
CASH AT BEGINNING OF PERIOD...................................                ---
                                                                          -------

CASH AT END OF PERIOD.........................................            $21,711
                                                                          =======


                See accompanying notes to financial statements.

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                          NOTES TO FINANCIAL STATEMENTS
                     For the Period Ended December 31, 2004

1.   ORGANIZATION, BUSINESS OPERATIONS

     Coastal Bancshares Acquisition Corp. (the "Company") was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company's initial stockholders' purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

     The registration for the Company's initial public offering ("Offering") of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters' discount and estimated offering expenses of approximately $29.7 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company ("Business Combination"). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to $28,483,200 is being held in an interest bearing trust account ("Trust Fund") until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

     The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders' owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to a Business Combination. After consummation of the Company's first Business Combination, these voting safeguards no longer apply.

     With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

     The Company's Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering as described in Note 3).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

     The financial statements include the accounts of the Company. The Company has not commenced operations effective December 31, 2004. All activity through December 31, 2004, is related to the Company's formation and preparation of the Offering. The Company has selected December 31 as its fiscal year end.

Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingencies at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual amounts could differ from those estimates.

Cash Equivalents

     The  Company   considers  all  highly  liquid   investments  with  original
maturities of three months or less to be cash equivalents.

Concentration of Credit Risk

     Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company's policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Income Taxes

     The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2004, a deferred income tax asset relating to the Company's net operating loss is offset by a full valuation allowance based upon a lack of earnings history for the Company.

Earnings per Common Share

     Basic earnings per share ("EPS") is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards

     In April of 2003, FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This statement amends and clarifies financial accounting and reporting for derivative instruments, including derivative instruments embedded in other contracts and hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that contracts with comparable characteristics be accounted for similarly and is effective for contracts entered into or modified after June 30, 2003. SFAS No. 149 is not expected to have an impact on the financial statements.

     In May,  2003,  FASB  issued  Statement  No. 150,  "Accounting  for Certain
Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). SFAS 150 requires an issuer to classify certain financial instruments, such as mandatorily redeemable shares and obligations to repurchase

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                     For the Period Ended December 31, 2004

the issuer's equity shares, as liabilities. The guidance is effective for financial instruments entered into or modified subsequent to May 31, 2003, and otherwise is effective at the beginning of the first interim period after June 15, 2003. SFAS 150 did not have a material impact on the financial condition or results of operations.

     In November 2003, FASB issued FASB Staff Position No. 150-3 ("FASB 150-3") which deferred the effective dates for applying certain provisions of SFAS 150 related to mandatorily redeemable financial instruments of certain non-public entities and certain mandatorily redeemable non-controlling interests for public and non-public companies. For public entities, SFAS 150 is effective for mandatorily redeemable financial instruments entered into or modified after May 31, 2003 and is effective for all other financial instruments as of the first interim period beginning after June 15, 2003. For mandatorily redeemable non-controlling interests that would not have to be classified as liabilities by a subsidiary under the exception in paragraph 9 of SFAS 150, but would be classified as liabilities by the parent, the classification and measurement provisions of SFAS 150 are deferred indefinitely. The measurement provisions of SFAS 150 are also deferred indefinitely for other mandatorily redeemable non-controlling interests that were issued before November 4, 2003. For those instruments, the measurement guidance for redeemable shares and non-controlling interests in other literature shall apply during the deferral period. The Company adopted the provisions of SFAS 150 effective June 30, 2004, and unless new transactions are entered into, SFAS 150 is not expected to have an impact on the financial statements.

     In November 2004, FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43". The new standard requires amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) to be recognized as current-period charges. . In addition, this Statement requires that allocation of fixed production overhead to the costs of conversion be based on the normal capacity of the production facilities. The provisions of this Statement are effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of the provisions of FAS 151 is not expected to have an impact on our financial statements.

     On December 16, 2004, FASB issued Statement No. 123R (revised 2004), "Share-Based Payment," (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company's equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of FAS 123R is for interim and annual periods beginning after June 15, 2005. The provisions of FAS 123R do not have an impact on the Company's results of operations at the present time.

3.   PUBLIC OFFERING

     On February 18, 2005, the Company sold 4,800,000 units ("Units") in a public offering, which included granting the underwriters' an over-allotment option to purchase up to an additional 720,000 Units. On February 18, 2005, the underwriters exercised the entire amount of the option. Each Unit consists of one share of the Company's common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or February 13, 2006, and expiring February 13, 2010. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters' to purchase 325,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that exercise price of the Warrants included in the units will be $6.65 per share.

4.   COMMITMENT

     The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as

                         Coastal Bancshares Acquisition
                    (A Corporation in the Development Stage)

                    NOTES TO FINANCIAL STATEMENTS (Continued)
                     For the Period Ended December 31, 2004

certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

5.   NOTE PAYABLE

     Coastal Acquisition, LLC, a stockholder and an affiliate of Mr. Grossman and Mr. Brunson, entered into a non-interest bearing revolving credit agreement with the Company in the amount of $75,000. Advances under the credit facility amounted to $55,000 at December 31, 2004. The loan was repaid on February 18, 2005 out of the net proceeds of the Offering.

6.   COMMON STOCK

     At December 31, 2004, 50,000,000 shares of $0.01 par value common stock were authorized and 1,000,000 shares were outstanding.

7.   PREFERRED STOCK

     The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS OR ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 8A. CONTROLS AND PROCEDURES

     Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004 (the "Evaluation Date"), and, based on their evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS

     Directors And Executive Officers

          Our current directors and executive officers are as follows:

                     Name             Age       Position
                     ----             ---       --------
         W. Donald Brunson..........   60       Co-Chief Executive Officer,
                                                President and Director

         Cary M. Grossman...........   51       Co-Chief Executive Officer and
                                                Chairman of the Board of Directors

         Scott Clingan..............   44       Senior Vice President, Corporate Development

         Fred S. Zeidman............   58       Director

         Jeffrey P. Sangalis........   46       Director


W. DONALD BRUNSON has been our President, Co-Chief Executive Officer and a member of our Board of Directors since inception. Since 1996 he has been a shareholder and Senior Vice President at American Prudential Capital, Inc., an asset based lending organization. Since January 2005, Mr. Brunson has served as a director and chairman of the board of the Bank of Houston, a bank that will specialize in middle market lending. Bank of Houston has applied for a State of Texas Bank charter and FDIC insurance and anticipates commencing operations on March 24, 2005. From 1994 through 1995, he was President, a Director, and member of the Executive Committee of Sunbelt National Bank in Houston, Texas. In 1982, Mr. Brunson was the founding President and Chief Executive Officer of Southwest Bancorp of Texas, Inc. (NASDAQ: ABNK), currently an SEC reporting company. Southwest Bancorp of Texas is now the largest independent bank holding company in Houston, Texas, and one of the largest based in Texas, with more than $6.1 billion in assets. Mr. Brunson was the President and Chief Executive Officer of Southwest Bank of Texas through 1989, when it substantially increased its equity capital and changed its name from Northwest Crossing National Bank. After the changes, he was an Executive Vice President and Chief Financial Officer, a Board Member, member of the Executive Committee, and Chairman of the Asset/Liability Committee until his departure in 1994. From 1969 until 1982, Mr. Brunson was an executive officer at several other banking institutions in Houston, Texas. He began his career in public accounting at Price Waterhouse & Co. Mr. Brunson earned a Bachelor of Science in Accounting at Louisiana Tech University. He is a past Chairman of the American Institute of Banking and past board member of the Houston Clearing Association.

CARY M. GROSSMAN has been our Chairman and Co-Chief Executive Officer since inception. Since August 2004, Mr. Grossman has been the Executive Vice President and Chief Financial Officer of Gentium, S.p.A, an Italy based biopharmaceutical company. Since April 2004, Mr. Grossman has been a Director of Sand Hill IT
Security Acquisition Corp. (OTCBB: SHQC), a blank check company formed to acquire a business in the IT security industry and an SEC reporting company. Since December 2004, he has been a Director of I-Sector Corp. (AMEX: ISR), which provides network infrastructure and Internet protocol telephony solutions. Prior to January 10, 2005, Mr. Grossman was also Chief Financial Officer of Sand Hill IT Security Acquisition Corp. From 2002 until 2003 he served as Executive Vice President and Chief Financial Officer at U S Liquids, Inc, at the time, an AMEX listed environmental services company. Mr. Grossman left U S Liquids, Inc. in 2003 as a result of the acquisition of three of its businesses by a private equity firm and was President and Chief Executive Officer of the acquiring company, ERP Environmental Services until November 2003. From 1997 until 2002, Mr. Grossman served Pentacon, Inc., at the time, an NYSE listed company, a provider of inventory management services and distributor of components to Fortune 50 original equipment manufacturers, as a board member and in several senior executive positions including: Chairman of the Board of Directors, Acting Chief Financial Officer (2001-2002) and Lead Director (1998-2001) from the time that Pentacon went public in March 1998 until becoming Chairman in 2001. Pentacon acquired five businesses when it completed its initial public offering and subsequently acquired four other businesses. Pentacon and substantially all of its subsidiaries filed a Joint Chapter 11 Plan of Debtors in 2002. The bankruptcy plan was confirmed by the United States Bankruptcy Court for the Southern District Court of Texas (Corpus Christi) in 2002. In September 2002, Pentacon was sold to Amixter International. Beginning in February 2000, Mr. Grossman was the Chief Executive Officer of MGI2, Inc., a company formed to register as a closed-end investment company focusing on e-commerce seed capital investments. MGI2 filed a registration statement with the SEC in February 2000; however, with the onset of the technology industry decline, the company determined not to commence operations and subsequently dissolved in May 2000. From 1991 until 2002, Mr. Grossman was the Managing Partner of McFarland, Grossman & Company, Inc., an investment banking and financial advisory firm he co-founded in 1991. Prior to that, Mr. Grossman practiced public accounting for 15 years. He earned a Bachelor of Business Administration in Accounting from The University of Texas, and is a Certified Public Accountant.

SCOTT CLINGAN has been our Senior Vice President, Corporate Development since our inception. Since 2003, he has managed Clingan & Co., LLC, a consultancy providing corporate finance and restructuring advice. From 2000 until 2003, he was Vice President, Corporate Development of Encompass Services Corporation (PNK: ESVN.PK), a $4 billion specialty contracting and services business, reporting to its Chairman and CEO. He managed a divestiture program that involved negotiating and closing more than 50 transactions in five months as part of a bankruptcy restructuring filed in November 2002. While at Encompass, he also served on the Board of Directors of Oakleaf Waste Management, LLC, an equity investment of Encompass. From 1994 until 2000, Mr. Clingan was employed by BNP Paribas and its predecessors, an $800 billion financial institution, as a Director in its Corporate Finance Group. In that capacity, he was responsible for initiating and underwriting large syndicated credit facilities. From 1982 until 1994, he was employed by Bank One, Texas and its predecessors, a $275 billion financial institution. At Bank One, he was a Vice President in the Metropolitan Banking Group, where he was responsible for new business development and then a Vice President, Unit Manager where he was responsible for managing a group of lending officers. From 1990 to 1992, he was Vice President and Assistant to the Chairman where he was responsible for special projects including sales management software development and sales management training. Mr. Clingan earned a Bachelor of Science in Finance from Arizona State University in 1982.

FRED S. ZEIDMAN, a Director,  is currently the Chairman of Seitel,  Inc. (OTCBB:
SELA.OB), one of the largest seismic data services company serving the oil & gas exploration industry and an SEC reporting company; and is a partner in WoodRock & Co., a Houston, Texas based investment-banking firm. He is also the Chairman of the United States Holocaust Memorial Council in Washington, D.C., an appointment made by President George W. Bush. Mr. Ziedman is a director of Prosperity Bancshares, a $2.5 billion regional bank holding company and an SEC reporting company. During a business career that spans more than 34 years, Mr. Zeidman's previous business experience includes: President, Chief Executive Officer and Director of InterSystems, Inc. (an SEC reporting company, now called Equifin Inc.) a plastic and material handling manufacturing business, from 1994 until its sale in 1999; President and Chief Executive Officer of Enterprise Capital, a federally licensed SBIC venture capital fund specializing in private financing; President and Chief Operating Officer of Service Enterprise, the largest home maintenance company in the U.S. at the time of its sale in 1993; Chairman of the Board and President of Parking, Inc., owner of an offsite airport parking facility until its sale in 1998; Chairman of the Board of Unibar Corporation, one of the largest domestic independent drilling fluid companies at the time of its sale to Anchor Drilling Fluids in 1991; and Vice President of Alliance Business Investment Company, a federally licensed SBIC, from 1972-1980. He began his career as an Associate in the Corporate Finance Department at Dean

Witter & Company where he was employed from 1969-1972. Mr. Zeidman has served as a director or trustee of more than 25 charitable and educational organizations. In addition to the United States Holocaust Memorial Council, he currently serves as Texas Chairman, State of Israel Bonds; Chancellor Advisor, Board of Texas Christian University; and he was a founder of the Houston Venture Capital Association. He earned a Bachelor of Science in Business Administration from Washington University and a Master of Business Administration from New York University.

JEFFREY P. SANGALIS, a Director, has extensive principal experience with all types of debt and equity investments. Mr. Sangalis is a Managing Partner of RSTW Partners (formerly Rice Sangalis Toole & Wilson), a private equity firm he co-founded in 1989. RSTW Partners has raised and managed three funds totaling $870 million. RSTW has invested in over 50 transactions providing junior capital to middle market companies throughout the United States. Prior to co-founding RSTW in 1989, Mr. Sangalis was a Vice President with the First Texas Merchant Banking Group from 1987 to 1989 and a Vice President with Bankers Trust Company (now Deutsche Bank) from 1984 to 1987. Prior to that, Mr. Sangalis was employed by Bank of America (formerly NationsBank and InterFirst Bank Dallas) in various commercial lending capacities from 1981 to 1984. In addition to serving as a director or advisory director of numerous RSTW portfolio companies, Mr. Sangalis is a current board member of both the Houston Venture Capital Association (past two-term President) and the Association for Corporate Growth. Mr. Sangalis received a B.S. from the Indiana University Kelley School of Business and an M.B.A. from the University of Wisconsin-Madison. Mr. Sangalis is a Chartered Financial Analyst.

     The Company is not aware of any "family relationships" among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

     The Company is not aware of any event (as listed in Item 401(d) of Regulation S-B promulgated by the Securities and Exchange Commission) that occurred during the past five years that are material to an evaluation of the ability or integrity of any director, person nominated to become a director, executive officer, promoter or control person of the Company.

 Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who own more than 10% of a registered class of the Company's equity securities (the "10% Stockholders") to file reports of ownership and changes of ownership with the Securities and Exchange Commission ("SEC"). Officers, directors and 10% Stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on correspondence with, and a review of copies of Section 16(a) forms received from executive officers and directors and 10% Stockholders (if any), the Company does not believe that, during the last fiscal year any of the Reporting Persons was deficient in filing reports of ownership or changes in ownership with the SEC.

Audit Committee

     We do not have a standing audit committee or an audit committee financial expert serving on our board of directors. As our plan of operations involves identifying a target business and completing a business combination with such business, we presently do not have material operations and do not experience complex accounting issues. Accordingly, our board of directors has determined that it is not necessary for us to have a standing audit committee or an audit committee financial expert at this time.

Code of Ethics

     We have not yet adopted a code of ethics. However, we intend to adopt, during fiscal 2005, a code of ethics that complies with the applicable guidelines issued by the SEC.

ITEM 10. EXECUTIVE COMPENSATION

     No executive officer has received any cash compensation for services rendered. Commencing on February 14, 2005 through the acquisition of a target business, we will pay Coastal Acquisition, LLC, an affiliate of Messrs. Grossman and Brunson, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finder's and consulting fees, will be paid to any of our initial stockholders, or any of their respective affiliates for services rendered to us prior to or with respect to a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2005 by:

     o each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
     o    each of our officers and directors; and
     o    all our officers and directors as a group.

     Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

                                                 Amount and       Approximate
                                                 Nature of       Percentage of
                                                 Beneficial       Outstanding
  Name and Address of Beneficial Owner(1)        Ownership        Common Stock
-------------------------------------------    -------------     -------------
Cary M. Grossman(2)(3).....................        282,500              4.3%
Coastal Acquisition, LLC (4)...............        300,000              4.6%
W. Donald Brunson..........................        242,500              3.7%
Scott Clingan..............................         85,000              1.3%
Fred S. Zeidman............................         40,000                 *
Jeffrey P. Sangalis........................         50,000                 *
All directors and executive officers as a
group (5 individuals)......................      1,000,000              15.3%
____________________

      * less than 1%.

     (1) Unless otherwise indicated, the business address of each of the following is 9821 Katy Freeway, Suite 500, Houston, Texas 77024.

     (2) Mr. Grossman's shares are held by Grossman Family Limited Partnership, of which Mr. Grossman is a general partner.

     (3) The shares do not include 300,000 shares held by Coastal Acquisition, LLC, of which Mr. Grossman is the sole manager and has sole voting and disposition power.

     (4) Mr. Grossman, the sole manager of Coastal Acquisition, LLC, has sole voting and disposition power with respect to such shares.

     All of the shares of our common stock owned by the initial stockholders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

     o    February 18, 2008;

     o    our liquidation; or

     o the consummation of a liquidation, merger, stock exchange or other similar transaction that results in all of our stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to our consummating a business combination with a target business.

     During the escrow period, the holders of these shares will not be able to sell or transfer their securities except to their spouses and children, trusts or family partnerships established for their benefit, or to a transferee that does not affect beneficial ownership but will retain all other rights as our stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If we are unable to effect a business combination and liquidate, none of our initial stockholders will receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the Offering.

     Messrs. Grossman and Brunson may be deemed to be our "parent" and "promoter," as these terms are defined under the federal securities law.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Prior to the Offering, we issued 1,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.025 per share, as follows:

               Name                    Number of Shares      Relationship To Us
               ----                    ----------------      ------------------
     Cary M. Grossman...............        282,500          Co-Chief Executive Officer and Chairman
                                                             of the Board of Directors

     Coastal Acquisition, LLC.......        300,000          Affiliate of Cary M. Grossman and
                                                             W. Donald Brunson

     W. Donald Brunson..............        242,500          Co-Chief Executive  Officer,
                                                             President and Director

     Scott Clingan..................         85,000          Senior Vice President, Corporate
                                                             Development

     Jeffrey P. Sangalis............         50,000          Director

     Fred S. Zeidman ...............         40,000          Director

     The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement executed in connection with the Offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

     Coastal Acquisition, LLC, an affiliate of certain of our directors and executive officers, has agreed that, commencing February 14, 2005 through the acquisition of a target business, it will make available to us a small amount of office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Coastal Acquisition, LLC $7,500 per month for these services. In addition, in May 2004, Coastal Acquisition, LLC advanced an aggregate of $75,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. This amount was repaid in February 2005 out of the proceeds of the Offering.

     We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

     Other than the $7,500 per month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finders and consulting fees, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to the Offering, or to any of their respective affiliates for services rendered to us prior to or with respect to the business combination.

     All ongoing and future transactions between us and any of our officers and directors or their respective affiliates will be on terms believed by us to be no less favorable than are available from unaffiliated third parties and will require prior approval in each instance by a majority of the members of our board who do not have an interest in the transaction.

ITEM 13.  EXHIBITS

     (a) The following exhibits are filed as part of this report:

         Exhibit No.          Description
         -----------          -------------

             1.1 Underwriting Agreement by and between the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation dated February 14, 2005*

             3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.1 Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.2 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.3 Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.4 Unit Purchase Option dated February 18, 2005, granted to I-Bankers Securities Corporation and Newbridge Securities Corporation*

             4.5              Warrant   Agreement   between   Continental  Stock
                              Transfer & Trust Company and the Registrant*

             10.1 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (incorporated by reference to
                              Exhibit 10.1 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.2 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and W. Donald Brunson (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.3 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Clingan (incorporated by reference to
                              Exhibit 10.3 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.4 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Fred S. Zeidman (incorporated by reference to
                              Exhibit 10.4 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

            10.5 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Jeffrey P. Sangalis (incorporated by reference to Exhibit 10.5 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.8             Investment   Management  Trust  Agreement  between
                              Continental Stock Transfer & Trust Company and the Registrant*

             10.9 Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders*

             10.10 Registration Rights Agreement among the Registrant and the Initial Stockholders*

             10.11 Letter Agreement between Coastal Acquisition, LLC and Registrant regarding administrative support*

             10.12 Revolving Credit Agreement in the principle amount of $75,000 between the Registrant and Coastal Acquisition, LLC*

             10.13            Warrant Purchase Agreement among Cary M. Grossman,
                              W. Donald Brunson and I-Bankers Securities Incorporated and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             31.1             Certification  of Co-Chief  Executive  Officer and
                              Chairman   pursuant   to   Section   302   of  the
                              Sarbanes-Oxley Act of 2002*

             31.2             Certification  of Co-Chief  Executive  Officer and
                              President   pursuant   to   Section   302  of  the
                              Sarbanes-Oxley  Act of 2002*

             32.1             Certification  of  Co-Chief   Executive   Officers
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

--------------
* filed herewith


(b) Reports on Form 8-K

     Form 8-K filed on March 22, 2005, including Item 8 and Item 9 (Audited Financial Statements for the periods from May 19, 2004 (inception) to December 31, 2004 and May 19, 2004 to February 18, 2005).

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

     The firm of Hein & Associates LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

     During 2004, we paid $14,600 fees to our principal accountant in connection with our initial public offering. As of February 18, 2005, we have paid an additional $17,252 for the service our principal accountant performed in connection with our initial public offering, including the financial statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2005.

AUDIT-RELATED FEES

     During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

     During 2004, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

ALL OTHER FEES

     During 2004, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

     We currently do not have an audit committee.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

                                        Coastal Bancshares Acquisition Corp.
                                        (Registrant)


Date: March 29, 2005                   By:  /s/ Cary M. Grossman
                                        ---------------------------------------
                                        Cary M. Grossman
                                        Co-Chief Executive Officer


                                        By:  /s/ W. Donald Brunson
                                        ---------------------------------------
                                        W. Donald Brunson
                                        Co-Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signature             Title                               Date
     ---------             -----                               -----

                           Co-Chief Executive Officer and
                           Director (Principal Executive
                           Officer and Principal Financial
/s/ Cary M. Grossman       and Accounting Officer)             March 29, 2005
-----------------------
Cary M. Grossman


                           Co-Chief Executive Officer,
                           President and Director
/s/ W. Donald Brunson      (Principal Executive Officer)       March 29, 2005
------------------------
W. Donald Brunson


                           Senior Vice President,
/s/ Scott Clingan          Corporate Development               March 29, 2005
------------------------
Scott Clingan



/s/ Jeffrey P. Sangalis    Director                            March 29, 2005
------------------------
Jeffrey P. Sangalis


/s/ Fred S. Zeidman        Director                            March 29, 2005
------------------------
Fred S. Zeidman

                               INDEX TO EXHIBITS

         Exhibit No.          Description
         -----------          -------------

             1.1 Underwriting Agreement by and between the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation dated February 14, 2005

             3.1 Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             3.2 By-laws (incorporated by reference to Exhibit 3.2 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.1 Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.2 Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.3 Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             4.4 Unit Purchase Option dated February 18, 2005, granted to I-Bankers Securities Corporation and Newbridge Securities Corporation

             4.5              Warrant   Agreement   between   Continental  Stock
                              Transfer & Trust Company and the Registrant

             10.1 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (incorporated by reference to
                              Exhibit 10.1 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.2 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and W. Donald Brunson (incorporated by reference to Exhibit 10.2 of the Company's Registration Statement on Form S-1, registration number 333-118294, filed with the Securities and Exchange Commission)

             10.3 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Clingan (incorporated by reference to
                              Exhibit 10.3 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.4 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Fred S. Zeidman (incorporated by reference to
                              Exhibit 10.4 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.5 Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Jeffrey P. Sangalis (incorporated by reference to Exhibit 10.4 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             10.8             Investment   Management  Trust  Agreement  between
                              Continental Stock Transfer & Trust Company and the Registrant

             10.9 Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders

             10.10 Registration Rights Agreement among the Registrant and the Initial Stockholders

             10.11 Letter Agreement between Coastal Acquisition, LLC and Registrant regarding administrative support

             10.12 Revolving Credit Agreement in the principle amount of $75,000 between the Registrant and Coastal Acquisition, LLC

             10.13            Warrant Purchase Agreement among Cary M. Grossman,
                              W. Donald Brunson and I-Bankers Securities Incorporated and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.13 of the Company's Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

             31.1             Certification  of Co-Chief  Executive  Officer and
                              Chairman   pursuant   to   Section   302   of  the
                              Sarbanes-Oxley Act of 2002

             31.2             Certification  of Co-Chief  Executive  Officer and
                              President   pursuant   to   Section   302  of  the
                              Sarbanes-Oxley  Act of 2002

             32.1             Certification  of  Co-Chief   Executive   Officers
                              pursuant to Section 906 of the Sarbanes-Oxley Act of 2002