Form 10QSB
period 2005-03-31
Coastal Bancshares Acquisition Corp.
filed 2005-05-09
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-51155

                      Coastal Bancshares Acquisition Corp.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)


               Delaware                                   20-1191778
(State or other Jurisdiction of incorporation)         (I.R.S. Employer
                                                       Identification No.)

                          9821 Katy Freeway, Suite 500
                                 Houston, Texas
                     (Address of Principal Executive Office)

                                 (713) 827-2104
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 2005, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

                                 Index                                  Page No.
                                 -----                                  --------

Part I:  Condensed Financial Information

         Item 1 -Financial Statements                                          3

                  Condensed Balance Sheets                                     3
                  Condensed Statements of Operations                           4
                  Condensed Statements of Cash Flows                           5
                  Notes to Condensed Financial Statements                      6

         Item 2 - Management's Discussion and Analysis or Plan of Operation   10

         Item 3 - Controls and Procedures                                     11

Part II.  Other Information

         Item 2 - Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                       11

         Item 5 - Other Information                                           12

         Item 6 - Exhibits and Reports on Form 8-K                            12

Signatures                                                                    14
Exhibit Index                                                                 15

PART I.  CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                                          COASTAL BANCSHARES ACQUISITION CORP.
                                        (A Corporation in the Development Stage)
                                                CONDENSED BALANCE SHEETS

                                                                                      March 31, 2005
                                                                                       (Unaudited)          December 31, 2004
                                                                                    ------------------     --------------------
ASSETS
Current assets:
Cash...........................................................................     $        1,085,875     $             21,711
Treasury securities held in trust, at market ..................................             28,561,692                       --
Prepaid expenses................................................................               114,505                       --
                                                                                    ------------------     --------------------
     Total current assets.......................................................            29,762,072                   21,711
Deferred offering costs.........................................................                    --                   63,532
                                                                                    ------------------     --------------------
Total Assets....................................................................    $       29,762,072     $             85,243
                                                                                    ==================     ====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses......................................    $           32,500    $               7,697
     Income taxes payable.......................................................                 3,600                       --
     Note payable, stockholder..................................................                    --                   55,000
                                                                                    ------------------     --------------------
Total Liabilities...............................................................                36,100                   62,697
                                                                                    ------------------     --------------------

Stockholders' Equity:
Preferred stock, $0.01 par value

     Authorized 5,000,000 shares; none issued...................................    $                -     $                  -
Common stock, $0.01 par value
     Authorized 50,000,000 shares
     Issued and outstanding, 6,520,000 and 1,000,000 shares, respectively.......                65,200                   10,000
Additional paid-in capital......................................................            29,653,745                   15,000
Earnings(Deficit) accumulated during the development stage......................                 7,027                   (2,454)
                                                                                    ------------------     --------------------
Total Stockholders' Equity......................................................            29,725,972                   22,546
                                                                                    ------------------     --------------------
Total Liabilities and Stockholders' Equity......................................    $       29,762,072     $             85,243
                                                                                    ==================     ====================

                               See accompanying notes to condensed financial statements.


                                          COASTAL BANCSHARES ACQUISITION CORP.
                                        (A Corporation in the Development Stage)
                                           CONDENSED STATEMENTS OF OPERATIONS


                                                       Period from May 19
                                                         (inception) to        Three months ended         Period from May 19
                                                         March 31, 2005           March 31, 2005            (inception) to
                                                          (Unaudited)              (Unaudited)             December 31, 2004
                                                      ----------------------   ----------------------     --------------------
Formation and operating costs................         $           70,389       $               67,935     $              2,454
                                                      ----------------------   ----------------------     --------------------

Operating loss....................................              (70,389)                      (67,935)                  (2,454)
Interest income...................................                81,016                       81,016                       --
                                                      ----------------------   ----------------------     --------------------

Pre-tax income (loss).............................                10,627                       13,081                   (2,454)
  Provision for income taxes......................                 3,600                        3,600                       --
                                                      ----------------------   ----------------------     --------------------

Net income (loss).................................    $            7,027       $                9,481     $             (2,454)
                                                      ======================   ======================     ====================

Weighted Average Shares Outstanding...............             1,483,671                    3,576,000                  650,442
                                                      ======================   ======================     ====================

Net income (loss) Per Share (Basic and Diluted)...    $             0.00       $                 0.00     $               0.00
                                                      ======================   ======================     ====================




                               See accompanying notes to condensed financial statements.


                                          COASTAL BANCSHARES ACQUISITION CORP.
                                        (A Corporation in the Development Stage)
                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                          Period from May 19
                                                            (inception) to      Three months ended       Period from May 19
                                                            March 31, 2005         March 31, 2005          (inception) to
                                                             (Unaudited)            (Unaudited)           December 31, 2004
                                                         -------------------    --------------------     --------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income (loss)...................................   $            7,027     $             9,481     $             (2,545)
  Accretion of treasury bill..........................              (78,492)                (78,492)                      --
  Increase in prepaid expenses........................             (114,505)               (114,505)                      --
  Increase in accounts payable and accrued expenses...               32,500                  24,803                    7,697
  Increase in income taxes payable....................                3,600                   3,600                       --
                                                         -------------------    --------------------     --------------------
Net cash provided by (used in) operating activities...             (149,870)               (155,113)                   5,243
                                                         -------------------    --------------------     --------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of treasury bill in trust account..........          (28,483,200)            (28,483,200)                      --
                                                         -------------------    --------------------     --------------------
Net cash used in investing activities.................          (28,483,200)            (28,483,200)                      --
                                                         -------------------    --------------------     --------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock..................               25,000                      --                  25,000
  Gross proceeds from public offering.................           33,120,000              33,120,000                      --
  Costs of public offering............................           (3,426,055)             (3,362,523)                     --
  Proceeds from stockholder loan......................               75,000                  20,000                  55,000
  Repayment of  stockholder loan......................              (75,000)                (75,000)                     --
  Deferred costs of the proposed public offering......                   --                      --                  (63,532)
                                                         -------------------    --------------------     --------------------
Net cash provided by financing activities.............           29,718,945              29,702,477                   16,468
                                                         -------------------    --------------------     --------------------

NET INCREASE IN CASH..................................            1,085,875               1,064,164                   21,711

CASH AT BEGINNING OF PERIOD...........................                  ---                  21,711                      ---
                                                         -------------------    --------------------     --------------------
CASH AT END OF PERIOD.................................   $        1,085,875     $         1,085,875      $            21,711
                                                         ===================    ====================     ====================


                               See accompanying notes to condensed financial statements.

                      COASTAL BANCSHARES ACQUISITION CORP.
                    (A Corporation in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS


1.       BASIS OF PRESENTATION

         The financial statements included herein for the quarterly period ended March 31, 2005 and the periods from inception (May 19, 2004) ended December 31, 2004 and March 31, 2005, have been prepared by Coastal Bancshares Acquisition Corp. (the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004.

2.       ORGANIZATION, BUSINESS OPERATIONS

         Coastal Bancshares Acquisition Corp. (the "Company") was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company's initial stockholders' purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

         The registration for the Company's initial public offering ("Offering") of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters' discount and offering expenses of approximately $29.7 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company ("Business Combination"). There is no assurance that the Company will be able to successfully affect a Business Combination. The amount of $28,483,200 was placed in an interest bearing trust account ("Trust Fund") upon consummation of the Offering to be held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

         The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders' owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company's stockholders prior to the Offering, including all of the officers and directors of the Company ("Initial Stockholders"), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company ("Public Stockholders") with respect to a Business Combination. The business combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company's first Business Combination, these voting safeguards no longer apply.

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

4.       TREASURY SECURITIES

         Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

5.       COMMITMENT

         The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering.

6.       NOTE PAYABLE

         Coastal Acquisition, LLC, a stockholder and an affiliate of our co-chief executive officers, Mr. Grossman and Mr. Brunson, entered into a non-interest bearing revolving credit agreement with the Company in the amount of $75,000. The loan, which at the time of the Offering had a balance of $75,000, was repaid on February 18, 2005 out of the net proceeds of the Offering.

7. COMMON STOCK

         At March 31, 2005, 50,000,000 shares of $0.01 par value common stock were authorized and 6,520,000 shares were outstanding.

8. PREFERRED STOCK

         The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Director.

Item 2.  Management's Discussion and Analysis or Plan of Operation

         The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "predict," "believe," "plan," "estimate" or "continue" or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company's filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective February 14, 2005 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, and the uncertainties set forth from time to time in the Company's filings and other public statements.

Plan of Operation

         We were formed on May 19, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We consummated the Offering on February 18, 2005. Our activities to date have been comprised solely of organizational activities, preparing for and consummating the Offering, and efforts associated with identifying a target for a business combination.

         The net proceeds from the Offering and the capital contributed by our initial stockholders amounted to approximately $29.7 million. As of March 31, 2005, we had cash of $1,085,875, and treasury securities in our trust account (at cost) of $28,483,200; a total of approximately $29.57 million. The difference between the sum of our initial capital plus the net proceeds of the Offering reduced by our cash and amount we placed in trust is approximately $150,000. We used $126,500 to pay for our Directors & Officers liability insurance policy which was $115,000, and to prepay for one year of certain other expenses. The balance of approximately $35,000 was used to pay general and administrative expenses, including the monthly overhead fee to Coastal Acquisition, LLC and professional fees.

         For the three months ended March 31, 2005, we earned interest income of approximately $2,500 and recorded income from the accretion in value of our trust account of approximately $78,500. We incurred operating expenses of approximately $67,900. Our expenses consist primarily of professional fees, overhead fees, insurance, financial advisory fees, and certain other expenses associated with being a public company. We recorded an income tax provision of $3,600, which includes the benefit of our 2004 net operating loss carryforward.

         Over  the  24-month  period  subsequent  to  the  consummation  of  the
Offering, we anticipate spending approximately $180,000 for general and administrative services which will be paid to Coastal Acquisition, LLC, an affiliate of our co-chief executive officers, $350,000 of expenses for legal, accounting, financial advisory and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $587,400 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $230,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

         We are obligated, commencing February 14, 2005, to pay to Coastal Acquisition, LLC, an affiliate of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. Coastal
Acquisition, LLC also entered into a non-interest bearing revolving credit agreement with the Company in the amount of $75,000 in May 2004. The loan, which at the time of the consummation of our Offering, had a balance of $75,000, was repaid on February 18, 2005 out of the net proceeds of the Offering.

Item 3.  Controls and Procedures

         An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our co-chief executive officers and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

         (a) Unregistered  Sales of Equity  Securities by Small Business Issuer.

             None.

         (b) Use of Proceeds.

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

         We paid a total of $3,081,600 in underwriting discounts and commissions, including $432,000 for the underwriters' non-accountable expense allowance, and incurred approximately $344,500 for other costs and expenses related to the Offering.

         After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately $29,693,900, of which $28,483,200 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

         (c) Purchases of Equity Securities by Small Business Issuer.



------------------------- ---------------------- ----------------------- ---------------------- ----------------------
                                                                                                 Maximum number (or
                                                                            Total number of      approximate dollar
                                                                          shares (or units or   value) of shares (or
                             Total Number of                              warrants) purchased    units or warrants)
                           shares (or units or     Average price paid     as part of publicly      that may yet be
                                warrants)         per share (or units     announced plans or     purchased under the
         Period                 purchased             or warrants)             programs           plans or programs
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Month    #1     (January           n/a                    n/a
1-January 31)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

Month    #2    (February           n/a                    n/a
1-February 28)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------
Month #3 (March  1-         304,700 Warrants             $0.65
March 31)
------------------------- ---------------------- ----------------------- ---------------------- ----------------------

(1) All of the warrants were purchased by Cary M. Grossman and W. Donald Brunson, our co-chief executive officers, in open-market transactions.

(2) The Company does not have any publicly announced plans or programs for the purchase of shares, units or warrants.

Item 5.  Other Information

         In April 2005, our board of directors adopted a code of business conduct and ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to this Quarterly Report on Form 10-QSB.

Item 6:  Exhibits and Reports on Form 8-K

         (a) Exhibits:

             3.1              Amended and Restated Certificate of Incorporation

             10.1 Advisory Agreement by and between the Company and Sanders Morris Harrison Inc. dated March 8, 2005

             10.2 Amendment to Registration Rights Agreement between the Company, the initial stockholders of the Company and Lawrence Fisher dated April 7, 2005

             10.3 Amendment to Escrow Agreement by and between the initial stockholders of the Company, Lawrence Fisher and Continental Stock Transfer & Trust Company dated April 7, 2005

             10.4 Resignation and Forfeiture Agreement executed by Fred S. Zeidman and acknowledged and agreed to by the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation

             14               Code of Business Conduct and Ethics

             31.1             Section 302 Certification by Co-CEO

             31.2             Section 302 Certification by Co-CEO

             32.1             Section 906 Certification by Co-CEO

             32.2             Section 906 Certification by Co-CEO

         (b) Reports on Form 8-K:


Date                  Items                          Financial Statements
----                  -----                          --------------------
March 24, 2005        1.01
March 28, 2005        8.01, 9.01                      Audited Financial Statements for the periods from
                                                      May 19, 2004 (inception) to December 31, 2004 and
                                                      May 19, 2004 to February 18, 2005
March 11, 2005        1.01, 8.01, 9.01
April 11, 2005        1.01, 1.02, 50.2, 8.01, 9.01


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  May 9, 2005

                                       COASTAL BANCSHARES ACQUISITION CORP.

                                       /s/ Gary M. Grossman
                                       ---------------------------------------
                                       Cary M. Grossman
                                       Co-Chief Executive Officer

                                       /s/ W. Donald Brunson
                                       ---------------------------------------
                                       W. Donald Brunson
                                       Co-Chief Executive Officer

                                  EXHIBIT INDEX

             Number           Description
             ------           -----------

             3.1              Amended and Restated Certificate of Incorporation

             10.1 Advisory Agreement by and between the Company and Sanders Morris Harrison Inc. dated March 8, 2005

             10.2 Amendment to Registration Rights Agreement between the Company, the initial stockholders of the Company and Lawrence Fisher dated April 7, 2005

             10.3 Amendment to Escrow Agreement by and between the initial stockholders of the Company, Lawrence Fisher and Continental Stock Transfer & Trust Company dated April 7, 2005

             10.4 Resignation and Forfeiture Agreement executed by Fred S. Zeidman and acknowledged and agreed to by the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation

             14               Code of Business Conduct and Ethics

             31.1             Section 302 Certification by Co-CEO

             31.2             Section 302 Certification by Co-CEO

             32.1             Section 906 Certification by Co-CEO

             32.2             Section 906 Certification by Co-CEO