Form 10QSB
period 2005-06-30
Coastal Bancshares Acquisition Corp.
filed 2005-07-25
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               -------------------

                                   FORM 10-QSB
                               ------------------

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-51155

                      Coastal Bancshares Acquisition Corp.
                        --------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)



        Delaware                                            20-1191778
(State or other Jurisdiction                             (I.R.S. Employer
    of incorporation)                                    Identification No.)

                          9821 Katy Freeway, Suite 500
                                 Houston, Texas
                     (Address of Principal Executive Office)

                                 (713) 827-2104
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of June 30, 2005, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes [  ] No [X]

                                 Index                                 Page No.
                                 -----                                 --------
Part I: Condensed Financial Information

        Item 1-Financial Statements                                           3

               Condensed Balance Sheets                                       3
               Condensed Statements of Operations                             4
               Condensed Statements of Cash Flows                             5
               Notes to Condensed Financial Statements                        6

        Item 2-Management's Discussion and Analysis or Plan of Operation     10

        Item 3-Controls and Procedures                                       11

Part II. Other Information

         Item 2-Changes in Securities and Small Business Issuer
         Purchases of Equity Securities                                      11

         Item 5-Other Information                                            12

         Item 6-Exhibits and Reports on Form 8-K                             12

Signatures                                                                   14
Exhibit Index                                                                15

PART I.  CONDENSED FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements


                                          COASTAL BANCSHARES ACQUISITION CORP.
                                        (A Corporation in the Development Stage)
                                                CONDENSED BALANCE SHEETS

                                                                                     June 30, 2005
ASSETS                                                                                 (Unaudited)            December 31, 2004
                                                                                  ----------------------     ---------------------
Current assets:
Cash............................................................................  $         1,015,656        $           21,711
Treasury securities held in trust, at market ...................................           28,773,056                        --
Prepaid expenses................................................................               82,880                        --
                                                                                  ----------------------     ---------------------
     Total current assets.......................................................           29,871,592                    21,711
Deferred offering costs.........................................................                   --                    63,532
                                                                                  ----------------------     ---------------------
Total Assets....................................................................  $        29,871,592        $           85,243
                                                                                  ======================     =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
     Accounts payable and accrued expenses......................................  $            27,500        $            7,697
     Income taxes payable.......................................................               43,385                        --
     Note payable, stockholder..................................................                   --                    55,000
                                                                                  ----------------------     ---------------------
Total Liabilities...............................................................               70,885                    62,697
                                                                                  ----------------------     ---------------------

Stockholders' Equity:
Preferred stock, $0.01 par value
     Authorized 5,000,000 shares; none issued...................................  $                 -        $                -
Common stock, $0.01 par value
     Authorized 50,000,000 shares
     Issued and outstanding, 6,520,000 and 1,000,000 shares, respectively.......               65,200                    10,000
Additional paid-in capital......................................................           29,852,745                    15,000
Deferred compensation...........................................................            (165,434)                        --
Earnings (Deficit) accumulated during the development stage.....................               48,196                   (2,454)
                                                                                  ----------------------     ---------------------
Total Stockholders' Equity......................................................           29,800,707                    22,546
                                                                                  ----------------------     ---------------------
Total Liabilities and Stockholders' Equity......................................  $        29,871,592        $           85,243
                                                                                  ======================     =====================

                               See accompanying notes to condensed financial statements.

                                                           3

                                          COASTAL BANCSHARES ACQUISITION CORP.
                                        (A Corporation in the Development Stage)
                                           CONDENSED STATEMENTS OF OPERATIONS


                                                                                                          Period from May 19
                                                       Three months ended       Six  months ended           (inception) to
                                                         June 30, 2005            June 30, 2005              June 30, 2005
                                                          (Unaudited)              (Unaudited)                 (Unaudted)
                                                      ----------------------   ----------------------     --------------------
Formation and operating costs..................       $            135,867     $           203,801        $          206,255
                                                      ----------------------   ----------------------     --------------------

Operating loss.................................                   (135,867)               (203,801)                 (206,255)
                                                      ----------------------   ----------------------     --------------------
Interest income:
  Received and accrued.........................                      5,457                   7,980                     7,980
  Market value adjustment......................                    211,364                 289,856                   289,856
                                                      ----------------------   ----------------------     --------------------
    Total interest income......................                    216,821                 297,836                   297,836
                                                      ----------------------   ----------------------     --------------------

Pre-tax income.................................                     80,954                  94,035                    91,581
  Provision for income taxes...................                     39,785                  43,385                    43,385
                                                      ----------------------   ----------------------     --------------------

Net income.....................................       $             41,169      $           50,650        $           48,196
                                                      ======================   ======================     ====================

Weighted Average Shares Outstanding............                  6,520,000               5,056,133                 2,609,730
                                                      ======================   ======================    ======================

Net income Per Share (Basic and Diluted).......       $               0.01     $              0.01        $             0.02
                                                      ======================   ======================     ====================






                               See accompanying notes to condensed financial statements.
                                                           4


                                          COASTAL BANCSHARES ACQUISITION CORP.
                                        (A Corporation in the Development Stage)
                                           CONDENSED STATEMENTS OF CASH FLOWS

                                                                                                        Period from May 19
                                                                                Six months ended          (inception) to
                                                                                  June 30, 2005           June 30, 2005
                                                                                   (Unaudited)              (Unaudited)
                                                                                -------------------     -------------------
CASH FLOW FROM OPERATING ACTIVITIES
  Net income..............................................................      $          50,650       $          48,196
Adjustments  to  reconcile  net  income  to net cash  provided by (used in) operating activities:
  Increase in market value of treasury bill...............................               (289,856)               (289,856)
  Amortization of deferred compensation...................................                 33,566                  33,566
  Changes in operating assets and liabilities:
     Decrease (Increase) in prepaid expenses..............................                (82,880)                (82,880)
     Increase  (Decrease)  in  accounts  payable  and accrued expenses....                 19,803                  27,500
     Increase in income taxes payable.....................................                 43,385                  43,385
                                                                                -------------------     -------------------
Net cash used in operating activities.....................................               (225,332)               (220,089)
                                                                                -------------------     -------------------

CASH FLOW FROM INVESTING ACTIVITIES
  Purchase of treasury bill in trust account..............................            (28,483,200)            (28,483,200)
                                                                                -------------------     -------------------
Net cash used in investing activities.....................................            (28,483,200)            (28,483,200)
                                                                                -------------------     -------------------

CASH FLOW FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock......................................                     --                  25,000
  Gross proceeds from public offering.....................................             33,120,000              33,120,000
  Costs of public offering................................................             (3,362,523)             (3,426,055)
  Proceeds from stockholder loan..........................................                 20,000                  75,000
  Repayment of  stockholder loan..........................................                (75,000)                (75,000)
  Deferred costs of the proposed public offering..........................                    --                       --
                                                                                -------------------     -------------------
Net cash provided by financing activities.................................             29,702,477              29,718,945
                                                                                -------------------     -------------------

NET INCREASE (DECREASE)  IN CASH..........................................                993,945               1,015,656
CASH AT BEGINNING OF PERIOD...............................................                 21,711                      --
                                                                                -------------------     -------------------
CASH AT END OF PERIOD.....................................................      $       1,015,656       $       1,015,656
                                                                                -------------------     -------------------




                               See accompanying notes to condensed financial statements.
                                                           5

                      COASTAL BANCSHARES ACQUISITION CORP.
                    (A Corporation in the Development Stage)
                     NOTES TO CONDENSED FINANCIAL STATEMENTS



1.   BASIS OF PRESENTATION

     The financial statements included herein for the quarterly period ended June 30, 2005, the six month period ended June 30, 2005 and the period since inception (May 19, 2004) ended June 30, 2005, have been prepared by Coastal Bancshares Acquisition Corp. (the "Company") without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission ("SEC"). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company's Annual Report on Form 10-KSB for the period ended December 31, 2004. The Company had no operating activity for the period from inception on May 19, 2004 through August 5, 2004.

2.   ORGANIZATION, BUSINESS OPERATIONS

     Coastal Bancshares Acquisition Corp. (the "Company") was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company's initial stockholders' purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

     The registration for the Company's initial public offering (the "Offering") of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters' discount and offering expenses of approximately $29.7 million. The Company's management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company ("Business Combination"). There is no assurance that the Company will be able to successfully affect a Business Combination. The amount of $28,483,200 was placed in an interest bearing trust account ("Trust Fund") upon consummation of the Offering to be held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

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

3.   PUBLIC OFFERING

     On February 18, 2005, the Company sold 4,800,000 units ("Units") in a public offering, which included granting the underwriters' an over-allotment option to purchase up to an additional 720,000 Units. On February 18, 2005, the underwriters exercised the entire amount of the option. Each Unit consists of one share of the Company's common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants ("Warrants"). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or February 13, 2006, and expiring February 13, 2010. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters' to purchase 325,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that the exercise price of the Warrants included in the units will be $6.65 per share.

4.   TREASURY SECURITIES

     Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

5.   DEFERRED COMPENSATION

     On April 7, 2005, the Company made a restricted stock grant of 40,000 shares to a director. The shares are subject to forfeiture in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The grant was recorded based on the closing price of the Company's common stock on the date of the grant and is being amortized as compensation expense over the period from the date of the grant through the date that is 18 months after consummation of the Offering.

6.   COMMITMENT

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

7.   NOTE PAYABLE

     Coastal Acquisition, LLC, a stockholder and an affiliate of our co-chief executive officers, Mr. Grossman and Mr. Brunson, entered into a non-interest bearing revolving credit agreement with the Company in the amount of $75,000. The loan, which at the time of the Offering had a balance of $75,000, was repaid on February 18, 2005 out of the net proceeds of the Offering.

8.   COMMON STOCK

     At June 30, 2005, 50,000,000 shares of $0.01 par value common stock were authorized and 6,520,000 shares were outstanding.

9.   PREFERRED STOCK

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

     The net proceeds from the Offering and the capital contributed by our initial stockholders amounted to approximately $29.7 million. As of June 30, 2005, we had cash of $1,015,656, and treasury securities in our trust account (at cost) of $28,483,200; a total of $29,498,856 million. The difference between the sum of our initial capital plus the net proceeds of the Offering reduced by our cash and amount we placed in trust is approximately $220,089, which is the amount of cash we have used since inception. We used $126,500 to pay for our Directors & Officers liability insurance policy which was $115,000, and to prepay for one year of certain other expenses. The balance of approximately
$93,589 was used to pay general and administrative expenses, including the monthly overhead fee to Coastal Acquisition, LLC and professional fees.

     For the three months ended June 30, 2005, we earned interest income of $5,457 and recorded income from the increase in the market value of our trust account of $211,364. We incurred operating expenses of $135,867. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, financial advisory fees, and certain other expenses associated with being a public company. We recorded an income tax provision of $39,784. We established a reserve against deferred tax assets from our 2004 net operating loss carry-forward and our deferred compensation expense due to the uncertainty about our ability to generate future income before taxes.

     For the six months ended June 30, 2005, we earned interest income of $7,980 and recorded income from the increase in the market value of our trust account of $289,856. We incurred operating expenses of $203,801. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, financial advisory fees, and certain other expenses associated with being a public company. We recorded an income tax provision of $43,385. We established a reserve against deferred tax assets from our 2004 net operating loss carry-forward and our deferred compensation expense due to the uncertainty about our ability to generate future income before taxes.

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

Item 3.  Controls and Procedures

     An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2005 was made under the supervision and with the participation of our management, including our co-chief executive officers and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

         After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately $29,644,000, of which $28,483,200 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

     (c) Purchases of Equity Securities by Small Business Issuer.

         None.

Item 6:  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         31.1  Section 302 Certification by Co-CEO

         31.2  Section 302 Certification by Co-CEO

         32.1  Section 906 Certification by Co-CEO

         32.2  Section 906 Certification by Co-CEO


     (b) Reports on Form 8-K:

          Date                        Items
          ----                        -----

          April 11, 2005              1.01, 1.02, 50.2, 8.01, 9.01

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  July 25, 2005

                                          COASTAL BANCSHARES ACQUISITION CORP.



                                          /s/ Cary M. Grossman
                                          ------------------------------------
                                          Cary M. Grossman
                                          Co-Chief Executive Officer


                                          /s/ W. Donald Brunson
                                          ------------------------------------
                                          W. Donald Brunson
                                          Co-Chief Executive Officer

                                  EXHIBIT INDEX

         Number                     Description
         ------                     -----------

         (a)  Exhibits:

              31.1          Section 302 Certification by Co-CEO

              31.2          Section 302 Certification by Co-CEO

              32.1          Section 906 Certification by Co-CEO

              32.2          Section 906 Certification by Co-CEO