Form 10QSB
period 2005-09-30
Coastal Bancshares Acquisition Corp.
filed 2005-11-10
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-51155

Coastal Bancshares Acquisition Corp.

--------------------------------

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-1191778
(State or other Jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

9821 Katy Freeway, Suite 500

Houston, Texas

(Address of Principal Executive Office)

(713) 827-2104

(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

As of September 30, 2005, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

Index	Page No.

Part I: Condensed Financial Information

Item 1 -Financial Statements	3

Condensed Balance Sheets	3
Condensed Unaudited Statements of Operations	4
Condensed Unaudited Statements of Cash Flows	5
Notes to Condensed Financial Statements	6

Item 2 - Management’s Discussion and Analysis or Plan of Operation	10

Item 3 - Controls and Procedures	12

Part II. Other Information

Item 2 – Unregistered Sales of Equity Securities and
Use of Proceeds	12

Item 6 - Exhibits and Reports on Form 8-K	13

Signatures	14
Exhibit Index	15

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

ASSETS	September 30, 2005 (Unaudited)	December 31, 2004
Current assets:
Cash	$970,583	$21,711
Treasury securities held in trust, at market	29,022,391	--
Prepaid expenses	51,255	--
Total current assets	30,044,229	21,711
Deferred offering costs	--	63,532
Total Assets	$30,044,229	$85,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$82,838	$7,697
Income taxes payable	66,000	--
Note payable, stockholder	--	55,000
Total Liabilities	148,838	62,697

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	$-	$-
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 6,520,000 and 1,000,000 shares, respectively	65,200	10,000
Additional paid-in capital	29,852,745	15,000
Deferred compensation	(129,470)	--
Earnings (Deficit) accumulated during the development stage	106,916	(2,454)
Total Stockholders’ Equity	29,895,391	22,546
Total Liabilities and Stockholders’ Equity	$30,044,229	$85,243

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		May 19 (inception) to September 30, 2005
	2004	2005	2004	2005
Formation and operating costs	$1,762	$173,283	$1,762	$377,084	$379,538

Operating loss	(1,762)	(173,283)	(1,762)	(377,084)	(379,538)
Interest income:
Received and accrued	--	409,040	--	417,022	417,022
Market value adjustment	--	(154,422)	--	135,431	135,431
Total interest income	--	254,618	--	552,453	552,453

Pre-tax income (loss)	(1,762)	81,335	(1,762)	175,369	172,915
Provision for income taxes	--	22,616	--	66,000	66,000

Net income (loss)	($1,762)	$58,719	($1,762)	$109,369	$106,915

Weighted Average Shares Outstanding	25,000	6,520,000	25,000	5,549,451	3,330,661

Net income (loss) per share (basic and diluted)	($0.07)	$0.01	($0.07)	$0.02	$0.02

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,		May 19 (inception) to September 30, 2005
	2004	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	($1,762)	$109,369	$106,915
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in market value of treasury bill	--	(135,431)	(135,431)
Amortization of deferred compensation	--	69,530	69,530
Changes in operating assets and liabilities:
Increase in prepaid expenses	--	(51,255)	(51,255)
Increase in accounts payable and accrued expenses	7,500	75,140	82,837
Increase in income taxes payable	--	66,000	66,000
Net cash provided by operating activities	5,738	133,353	138,596

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of treasury bill in trust account		(28,886,958)	(28,483,200)
Net cash used in investing activities		(28,886,958)	(28,483,200)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock	25,000	--	25,000
Gross proceeds from public offering		33,120,000	33,120,000
Costs of public offering		(3,163,523)	(3,227,055)
Common stock granted as compensation		(199,000)	(199,000)
Proceeds from stockholder loan	55,000	20,000	75,000
Repayment of stockholder loan		(75,000)	(75,000)
Deferred costs of public offering	(60,277)	--	--
Net cash provided by financing activities	19,723	29,702,477	29,718,945

NET INCREASE IN CASH	25,461	948,872	970,583
CASH AT BEGINNING OF PERIOD	--	21,711	--
CASH AT END OF PERIOD	$25,461	$970,583	$970,583

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The financial statements included herein as of December 31, 2004 and September 30, 2005, and for the three and nine-month periods ended September 30, 2004 and 2005, and the period since inception (May 19, 2004) through September 30, 2005, have been prepared by Coastal Bancshares Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the period ended December 31, 2004. The Company had no operating activity for the period from inception on May 19, 2004 through August 5, 2004.

2.	ORGANIZATION, BUSINESS OPERATIONS

Coastal Bancshares Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

The registration for the Company’s initial public offering (the “Offering”) of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters’ discount and offering expenses of approximately $29.7 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Using proceeds from the Offering, the amount of $28,483,200 was placed in an interest bearing trust account (“Trust Fund”) to be held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the merger with or acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders’ owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to a Business Combination. The business combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company’s first Business Combination, these voting safeguards no longer apply.

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

The Company’s Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering as described in Note 3).

3.	PUBLIC OFFERING

On February 18, 2005, the Company sold 4,800,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 720,000 Units. On February 18, 2005, the underwriters exercised the entire amount of the option. Each Unit consists of one share of the Company’s common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or February 13, 2006, and expiring February 13, 2010. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters’ to purchase 325,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that the exercise price of the Warrants included in the units will be $6.65 per share.

4.	TREASURY SECURITIES

Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value recognized currently in earnings.

5.	DEFERRED COMPENSATION

On April 7, 2005, the Company made a restricted stock grant of 40,000 shares to a director. The shares are subject to forfeiture in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering, or 24 months from the consummation of the Offering if certain extension criteria have been satisfied. The grant was recorded based on the closing price of the Company’s common stock on the date of the grant and is being amortized as compensation expense over the period from the date of the grant through the date that is 18 months after consummation of the Offering.

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

At September 30, 2005, 50,000,000 shares of $0.01 par value common stock were authorized and 6,520,000 shares were outstanding.

9.	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Director.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective February 14, 2005 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Plan of Operation

We were incorporated in Delaware on May 19, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. We intend to utilize cash derived from the proceeds of this offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. We consummated the Offering on February 18, 2005. Our activities to date have been comprised solely of organizational activities, preparing for and consummating the Offering, and efforts associated with identifying a target for a business combination.

The net proceeds from the Offering and the capital contributed by our initial stockholders amounted to approximately $29.7 million. As of September 30, 2005, we had cash of $970,583. Our September 30, 2005 cash balance plus the $28,483,200 we placed in our trust account after our Offering is a total of $29.4 million. The difference between the sum of our initial capitalization plus the net proceeds of the Offering reduced by the sum of our cash and amount we placed in trust (described in the preceding sentence) is approximately $265,000, which is the amount of cash we have used since inception. We used $126,500 to pay for our Directors & Officers liability insurance policy which was $115,000, and to prepay for one year of certain other expenses. The balance of approximately $138,500 has been used to pay general and administrative expenses, including the monthly overhead fee to Coastal Acquisition, LLC and professional fees.

For the three and nine-month periods ended September 30, 2004, we had no operations or activities except for our initial capitalization on August 5, 2004 and activities associated with planning and preparation for an initial public offering.

For the three months ended September 30, 2005, we earned interest income of $5,283 on our money market account and $403,757 on our trust account. The unrealized change in the value of our trust account decreased by $154,422, because a trust account investment matured and we reinvested the proceeds. We incurred operating expenses of $173,283. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, financial advisory fees, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $66,000. We established a reserve against deferred tax assets from our 2004 net operating loss carry-forward and our deferred compensation expense due to the uncertainty about our ability to generate future income before taxes.

For the nine months ended September 30, 2005, we earned interest income of $13,265 on our money market account and $ 403,757 on our trust account. The unrealized change in the value of our trust account increased by $135,431. We incurred operating expenses of $377,084. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, financial advisory fees, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $66,000. We established a reserve against deferred tax assets from our 2004 net operating loss carry-forward and our deferred compensation expense due to the uncertainty about our ability to generate future income before taxes.

Over the 24-month period subsequent to the consummation of the Offering, we anticipate spending approximately $180,000 for general and administrative services which will be paid to Coastal Acquisition, LLC, an affiliate of our co-chief executive officers, $350,000 of expenses for legal, accounting, financial advisory and other expenses attendant to the due diligence investigations, structuring and negotiating of a business combination, $75,000 of expenses in legal and accounting fees relating to our SEC reporting obligations and $587,400 for general working capital that will be used for other expenses and reserves, including approximately $230,000 for director and officer liability insurance premiums and income and franchise taxes. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2005 was made under the supervision and with the participation of our management, including our co-chief executive officers and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a)	Unregistered Sales of Equity Securities by Small Business Issuer.

None.

(b)	Use of Proceeds.

On February 18, 2005, we closed the Offering of 4,800,000 units, with each unit consisting of one share of our common stock and two warrants, each to purchase one share of our common stock at an exercise price of $5.00 per share. The units were sold at an offering price of $6.00 per unit, generating gross proceeds of $28,800,000. Additionally, the underwriters’ purchased 720,000 units, pursuant to the exercise of the over-allotment option granted in connection with the Offering, generating gross proceeds of $4,320,000. The representatives of the underwriters in the Offering were I-Bankers Securities Incorporated and Newbridge Securities Corporation. The securities sold in the Offering were registered under the Securities Act pursuant to a registration statement on Form S-1 (No. 333-118294). The Securities and Exchange Commission declared the registration statement effective on February 14, 2005.

We paid a total of $3,081,600 in underwriting discounts and commissions, including $432,000 for the underwriters’ non-accountable expense allowance, and incurred approximately $344,500 for other costs and expenses related to the Offering.

After deducting the underwriting discounts and commissions and the Offering expenses, the total net proceeds to us from the Offering were approximately $29,694,000, of which $28,483,200 was deposited into a trust fund and the remaining proceeds are available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses.

(c)	Purchases of Equity Securities by Small Business Issuer.

None.

Item 6: Exhibits and Reports on Form 8-K

(a)	Exhibits:

31.1	Section 302 Certification by Co-CEO

31.2	Section 302 Certification by Co-CEO

32.1	Section 906 Certification by Co-CEO

32.2	Section 906 Certification by Co-CEO

(b)	Reports on Form 8-K:

None.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2005

COASTAL BANCSHARES ACQUISITION CORP.

/s/ Cary M. Grossman
Cary M. Grossman
Co-Chief Executive Officer

/s/ W. Donald Brunson
W. Donald Brunson
Co-Chief Executive Officer

EXHIBIT INDEX

Number	Description

(a)	Exhibits:

31.1	Section 302 Certification by Co-CEO

31.2	Section 302 Certification by Co-CEO

32.1	Section 906 Certification by Co-CEO

32.2	Section 906 Certification by Co-CEO