Form 10QSB/A
period 2005-03-31
Coastal Bancshares Acquisition Corp.
filed 2006-02-02
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB/A

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-51155

Coastal Bancshares Acquisition Corp.

--------------------------------

(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware (State or other Jurisdiction of incorporation)	20-1191778 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

Coastal Bancshares Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2005 filed with the Securities and Exchange Commission on May 9, 2005 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	March 31, 2005 (Unaudited)	December 31, 2004
ASSETS	(Restated)
Current assets:
Cash	$1,085,875	$21,711
Treasury securities held in trust, at market	28,561,692	--
Prepaid expenses	114,505	--
Total current assets	29,762,072	21,711
Deferred offering costs	--	63,532
Total Assets	$29,762,072	$85,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$32,500	$7,697
Income taxes payable	3,600	--
Notes payable, stockholder	--	55,000
Total Liabilities	36,100	62,697

Common stock subject to shareholders’ right to conversion; 1,103,448 shares at conversion value	5,709,482	--

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	$--	$--
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 6,520,000 (including the 1,103,448 shares subject to possible conversion) and 1,000,000 shares, respectively	54,166	10,000
Additional paid-in capital	23,955,297	15,000
Earnings (Deficit) accumulated during the development state	7,027	(2,454)
Total Stockholders’ Equity	24,016,490	22,546
Total Liabilities and Stockholders’ Equity	$29,762,072	$85,243

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

The registration for the Company’s initial public offering (“Offering”) of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters’ discount and offering expenses of approximately $29.7 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. The amount of $28,483,200 was placed in an interest bearing trust account (“Trust Fund”) upon consummation of the Offering to be held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

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

9.	RESTATEMENT

The balance sheet as of March 31, 2005 has been restated to reclassify out of stockholders’ equity the value of 1,103,448 shares subject to possible conversion into cash by stockholders.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2005 was made under the supervision and with the participation of our management, including our co-chief executive officers. Based on that evaluation, they concluded that our disclosure controls and procedures are effective. However we have been advised by our independent registered accounting firm, Hein & Associates LLP (“Hein”) that we may need to reclassify certain amounts in our financial statements from our stockholders’ equity to common stock subject to possible conversion. Hein based its conclusions upon a review of recently filed registration statements and periodic filings for other targeted acquisition companies similar to ourselves and their review of applicable accounting literature, and recommended that we make such reclassifications to reflect current practice in this area. We addressed this concern by determining to restate our financial statements to reflect this reclassification. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 2, 2006

COASTAL BANCSHARES ACQUISITION CORP.

/s/ Cary M. Grossman
Cary M. Grossman
Co-Chief Executive Officer

/s/ W. Donald Brunson
W. Donald Brunson
Co-Chief Executive Officer

EXHIBIT INDEX

Number	Description

31.1	Section 302 Certification by Co-CEO

31.2	Section 302 Certification by Co-CEO

32.1	Section 906 Certification by Co-CEO

32.2	Section 906 Certification by Co-CEO