Form 10QSB/A
period 2005-06-30
Coastal Bancshares Acquisition Corp.
filed 2006-02-02
CIK 1300335

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

Coastal Bancshares Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2005 filed with the Securities and Exchange Commission on July 25, 2005 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	June 30, 2005 (Unaudited)	December 31, 2004
ASSETS	(Restated)
Current assets:
Cash	$1,015,656	$21,711
Treasury securities held in trust, at market	28,773,056	--
Prepaid expenses	82,880	--
Total current assets	29,871,592	21,711
Deferred offering costs	--	63,532
Total Assets	$29,871,592	$85,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$27,500	$7,697
Income taxes payable	43,385	--
Notes payable, stockholder	--	55,000
Total Liabilities	70,885	62,697

Common stock subject to shareholders’ right to conversion; 1,103,448 shares at conversion value	5,751,734	--

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	$--	$--
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding, 6,520,000 (including the 1,103,448 shares subject to possible conversion) and 1,000,000 shares, respectively	54,166	10,000
Additional paid-in capital	24,112,045	15,000
Deferred compensation	(165,434)	--
Earnings (Deficit) accumulated during the development state	48,196	(2,454)
Total Stockholders’ Equity	24,048,973	22,546
Total Liabilities and Stockholders’ Equity	$29,871,592	$85,243

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

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

10.	RESTATEMENT

The balance sheet as of June 30, 2005 has been restated to reclassify out of stockholders’ equity the value of 1,103,448 shares subject to possible conversion into cash by stockholders.

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