Form 10KSB
period 2005-12-31
Coastal Bancshares Acquisition Corp.
filed 2006-03-17
CIK 1300335

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-KSB

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number: 000-50813

COASTAL BANCSHARES ACQUISITION CORP.

(Name of Small Business Issuer in Its Charter)

Delaware		20-1191778
(State or Other Jurisdiction of Incorporation or Organization)		(I.R.S. Employer Identification No.)

9821 Katy Freeway, Suite 500 Houston, Texas		77024
(Address of Principal Executive Offices)		(Zip code)
(713) 827-2104
(Issuer’s Telephone Number, Including Area Code)

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

Yes ☒	No [	]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No [	]

State issuer’s revenues for its most recent fiscal year: None

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant as of March 1, 2006, was approximately $29,145,600. For purposes of this computation, all executive officers, directors and 10% stockholders were deemed affiliates. Such a determination should not be construed as an admission that such executive officers, directors or 10% stockholders are affiliates.

As of February 28, 2006, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☐               No ☒

COASTAL BANCSHARES ACQUISITION CORP.

PART I

This report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or anticipated results, including those set forth under “Management’s Discussion and Analysis or Plan of Operation” and elsewhere in, or incorporated by reference into, this report.

Item 1. Description of Business

General

Coastal Bancshares Acquisition Corp. (the “Company”) is a blank check company formed to serve as a vehicle for the acquisition of a target business in a specified industry. Our objective is to acquire an operating business in the banking industry. Specifically, we intend to merge with or acquire an operating commercial bank or commercial bank holding company. We were incorporated in Delaware on May 19, 2004. Our initial stockholders purchased 1,000,000 shares of common stock, $.01 par value, for $25,000. The registration statement for our initial public offering (the “Offering”) was declared effective February 14, 2005. We consummated the Offering on February 18, 2005. The gross proceeds of the Offering, including the sale of 720,000 units included in the underwriters’ over-allotment option, was $33,120,000. $28,483,200 of the net proceeds were placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets.

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

Strategy

Our strategy is to acquire or merge with a commercial bank that is in the $100 - $500 million asset size range and has one or more of the following characteristics:

•	An attractive franchise with opportunities for geographic expansion and/or the addition of new products and services;

•	An institution that is capital constrained and has limited access to alternative capital markets due to its size or other special considerations; and

•

Generally avoiding premium valuations because the institution’s size is too small for larger acquirers, because it has a capital deficiency, or because it is in a geographic market not currently being sought by larger banks.

We believe our capital and our capital structure can be utilized to grow an existing banking institution, and ultimately, create an attractive acquisition target for a larger bank. Growth opportunities may include some or all of the following:

•	Expanding the branch network of a banking institution;

•	Utilizing our capital to grow internally by increasing loans and deposits;

•	Attracting personnel from other banks who can bring substantial business with them;

•	Seeking other profitable business lines to add to the bank’s core business; and

•	Seeking strategic acquisitions which can provide growth to the existing franchise or a platform to enter another geographic market.

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

We have not identified a target business

Our search for a target company will be limited to the United States. Subject to the limitations that a target business is an operating commercial bank or bank holding company and has a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have great flexibility in identifying and selecting a prospective acquisition candidate. Accordingly, there is no basis for our stockholders to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without an established record of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. In no event, however, will we pay any of our existing officers, directors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the consummation of a business combination.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management;

•	capital requirements;

•	competitive position;

•	stage of development;

•	asset quality;

•	valuation expectations; and

•	the costs associated with effecting the business combination.

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

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•	result in our dependency upon the development of a single market area.

Limited ability to evaluate the target business’ management

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, there can be no assurance that our assessment of the target business’ management will prove to be correct. In addition, there can be no assurance that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following a business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to a business combination. Moreover, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business or that they will be familiar with their responsibilities under the United States securities laws.

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

Competition

In identifying, evaluating and selecting a target business, we expect to encounter intense competition from other financial institutions seeking acquisitions and from investment banking firms proposing to underwrite initial public offerings or offerings of debt and trust preferred certificates for the target businesses. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target banking institutions that we could acquire or merge with using the net proceeds of the Offering, our ability to compete in acquiring or merging with certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination; and

•	our outstanding redeemable warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.

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

Facilities

We maintain our executive offices at 9821 Katy Freeway, Suite 500, Houston, Texas 77024. The cost for this space is included in the $7,500 per-month fee Coastal Acquisition, LLC charges us for general and administrative services pursuant to a letter agreement between us and Coastal Acquisition, LLC. Coastal Acquisition, LLC is an affiliate of certain of our directors and executive officers. We believe, based on rents and fees for similar services in the Houston, Texas metropolitan area, the fee charged by Coastal Acquisition, LLC is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

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

Although substantially all of the net proceeds of the Offering are to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company, management has virtually unrestricted flexibility in identifying and selecting a prospective target business. Stockholders must therefore rely on management’s due diligence review and evaluation of potential acquisition candidates. There can be no assurance that, if we complete the acquisition of a target business, such acquisition will be successful.

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

Our certificate of incorporation authorizes the issuance of up to 50,000,000 shares of common stock, par value $.01 per share, and 5,000,000 shares of preferred stock, par value $.01 per share. There are 31,465,000 authorized but unissued shares of our common stock (after appropriate reservation for the issuance of shares upon full exercise of our outstanding warrants and the purchase option granted to I-Bankers Securities and Newbridge Securities, the representatives of the underwriters in the Offering) and all of the 5,000,000 shares of preferred stock available for issuance. Although we have no commitments as of December 31, 2005 to issue our securities, we will, in all likelihood, issue a substantial number of additional shares of our common stock or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•	may significantly reduce the equity interest of our stockholders;

•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock, our warrants and the units.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination were insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

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

Our officers and directors are not required to commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and other businesses. Some of these persons may in the future become affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Mr. Grossman, our Co-Chief Executive Officer and Chairman, is a director of Sand Hill IT Security Acquisition Corp., a blank check company organized on April 15, 2004 for the purpose of acquiring an operating business in the IT security industry. Our officers and directors may become aware of business opportunities that may be appropriate for presentation to us as well as the other entities with which they may be affiliated. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. There can be no assurance that these conflicts will be resolved in our favor.

All of our officers and directors own stock in our company, but have waived their right to receive distributions upon liquidation. The shares and warrants owned by our directors and officers will be worthless if we do not consummate a business combination. The personal and financial interests of our directors and officers may influence their motivation in identifying and selecting a target business and completing a business combination within the time allotted. Consequently, our directors and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

If our common stock becomes subject to the SEC’s penny stock rules, broker dealers may experience difficulty in completing customer transactions and trading activity in our securities may be adversely affected.

If at any time we have net tangible assets of $5,000,000 or less and our common stock has a market price per share of less than $5.00, transactions in our common stock may be subject to the “penny stock” rules promulgated under the Exchange Act. Under these rules, broker-dealers who recommend such securities to persons other than institutional accredited investors must:

•	make a special written suitability determination for the purchaser;

•	receive the purchaser’s written agreement to a transaction prior to sale;

•

provide the purchaser with risk disclosure documents that identify certain risks associated with investing in “penny stocks” and which describe the market for these “penny stocks” as well as a purchaser’s legal remedies; and

•

obtain a signed and dated acknowledgment from the purchaser demonstrating that the purchaser has actually received the required risk disclosure document before a transaction in a “penny stock” can be completed.

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

We presently have approximately $29.4 million on deposit in a trust fund which we may use to complete a business combination. Our initial business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition. Consequently, it is probable that we will have the ability to complete only a single business combination. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

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

As of February 18, 2005, our initial stockholders (including all of our officers and directors) collectively owned 15.3% of our issued and outstanding shares of common stock. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office at least until the consummation of a business combination or our liquidation. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination. In addition, our initial stockholders and their affiliates and relatives are not prohibited from purchasing units, warrants or shares in the aftermarket. If they do, there can be no assurance that our initial stockholders will not have considerable influence upon the vote in connection with a business combination.

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

If we are deemed to be an investment company under the Investment Company Act of 1940, our activities may be restricted, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities,

which may make it difficult for us to complete a business combination.

In addition, we may have imposed upon us burdensome requirements, including:

•	registration as an investment company under federal and state laws;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

                 We do not believe that our principal business activities will subject us to the Investment Company Act of 1940. To this end, the proceeds of the Offering that are held in trust may only be invested by the trust agent in “government securities” with specific maturity dates. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. If we were deemed to be subject to the act, compliance with these additional regulatory burdens would require additional expense that we have not allotted for.

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

With certain limited exceptions, federal regulations prohibit a person or company or a group of persons deemed to be “acting in concert” from, directly or indirectly, acquiring more than 10% (5% if the acquirer is a bank holding company) of any class of a bank holding company’s voting stock or obtaining the ability to control in any manner the election of a majority of directors or otherwise direct the management or policies of a bank holding company without prior notice or application to and the approval of the Federal Reserve. Accordingly, stockholders need to be aware that it is likely we will become subject to and comply with these requirements, if applicable.

If we acquire or merge with a bank holding company, we may be liable for an undercapitalized subsidiary bank.

Under federal law, a bank holding company may be required to guarantee a capital plan filed by an undercapitalized bank or thrift subsidiary with its primary regulator. If the subsidiary defaults under the plan, the holding company may be required to contribute to the capital of the subsidiary bank an amount equal to the lesser of 5% of the bank’s assets at the time it became undercapitalized or the amount necessary to bring the bank into compliance with applicable capital standards.

Regulation and Supervision

This following is a summary description of the relevant laws, rules and regulations governing banks and bank holding companies. The descriptions of, and references to, the statutes and regulations below are brief summaries and do not purport to be complete. The descriptions are qualified in their entirety by reference to the specific statutes and regulations discussed.

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

Bank Holding Company Regulation

After a business combination, we may operate as a bank holding company registered under the Bank Holding Company Act, and as such, we would become subject to supervision, regulation and examination by the Federal Reserve. The Bank Holding Company Act and other federal laws subject bank holding companies to particular restrictions on the types of activities in which they may engage, and to a range of supervisory requirements and activities, including regulatory enforcement actions for violations of laws and regulations. The Federal Reserve has broad oversight authority with respect to many aspects of the activities, operations and expansion of bank holding companies. For example, the Federal Reserve must grant prior approval of (i) certain acquisitions of banks or thrifts by bank holding companies; (ii) the engagement by bank holding companies or their subsidiaries in certain activities that are deemed to be closely related to banking; and (iii) transactions regarding the transfer of ownership of a bank holding company’s stock that constitute a “change in bank control” under the provisions of the Change in Bank Control Act of 1978, as amended.

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

In the event of a bank holding company’s bankruptcy under Chapter 11 of the U.S. Bankruptcy Code, the bankruptcy trustee will be deemed to have assumed and is required to cure immediately any deficit under any commitment by the debtor holding company to any of the federal banking agencies to maintain the capital of an insured depository institution, and any claim for breach of such obligation will generally have priority over most other unsecured claims.

Because a bank holding company is a legal entity separate and distinct from its bank subsidiary, our right to participate in the distribution of assets of a bank subsidiary upon its liquidation or reorganization will be subject to the prior claims of the bank’s creditors. In the event of liquidation or other resolution of a bank subsidiary, the claims of depositors and other general or subordinated creditors of the bank are entitled to a priority of payment over the claims of the holders of any obligation of the bank to its stockholders, which would include us or our stockholders or creditors.

Capital Adequacy. The Federal Reserve has adopted a system using risk-based capital guidelines to evaluate the capital adequacy of bank holding companies having $150 million or more in assets on a consolidated basis. These risk-based capital guidelines set forth the calculation of bank holding companies’ capital to asset ratios by assigning a weight to all assets, including off-balance-sheet assets, and by defining the components that may be included in capital. The guidelines establish a capital ratio that compares an institution’s qualifying capital base (the numerator of the risk-based capital) to its risk-weighted assets (the denominator of the ratio). We will become subject to these capital adequacy guidelines only to the extent that we become a bank holding company and have total assets of $150 million or more on a consolidated basis.

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

Bank holding companies are required to maintain a ratio of total capital to risk-weighted assets (“Total Capital Ratio”) of at least 8.0%, and a ratio of Tier 1 capital to risk weighted assets (“Tier 1 Capital Ratio”) of at least 4.0%. The Federal Reserve risk-based capital standards contemplate that evaluation of capital adequacy will take account of a wide range of other factors, including overall interest rate exposure; liquidity, funding and market risks; the quality and level of earnings; investment, loan portfolio, and other concentrations of credit; certain risks arising from nontraditional activities; the quality of loans and investments; the effectiveness of loan and investment policies; and management’s overall ability to monitor and control financial and operating risks including the risks presented by concentrations of credit and nontraditional activities.

In addition, bank holding companies are required to maintain a minimum leverage ratio of Tier 1 capital to average total consolidated assets (“Leverage Capital Ratio”) of at least 3.0% for the most highly-rated, financially sound banks and bank holding companies and a minimum Leverage Capital Ratio of at least 4.0% for all other banks. The OCC, the FDIC and the Federal Reserve define Tier 1 capital in the same manner for both the leverage ratio and the risk-based capital ratio. Adjusted total assets are comprised of total assets less intangible assets. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory level, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve will continue to consider a “Tangible Tier 1 Leverage Ratio” in evaluating proposals for expansion or new activities. The Tangible Tier 1 Leverage Ratio is the ratio of Tier 1 capital, less intangible assets not deducted from Tier 1 capital, to quarterly average total assets.

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

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act of 1978, together with related regulations, prohibits a person or group of persons from acquiring “control” of a bank holding company unless the Federal Reserve has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934 would, under the circumstances set forth in the presumption, constitute acquisition of control.

In addition, any company is required to obtain the approval of the Federal Reserve under the Bank Holding Company Act before acquiring 25% (5% in the case of an acquiror that is a bank holding company) or more of the outstanding common stock of the company, or otherwise obtaining control or a “controlling influence” over the company.

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

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

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

Expansion of Activities. Traditionally, the activities of bank holding companies have been limited to the business of banking and activities closely related or incidental to banking. The Gramm-Leach-Bliley Financial Services Modernization Act of 1999 (the “Modernization Act”), expands the types of activities in which a bank holding company may engage. Subject to various limitations, the Modernization Act generally permits a bank holding company to elect to become a “financial holding company.” A financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are “financial in nature.” The

Modernization Act:

•

allows bank holding companies meeting management, capital and Community Reinvestment Act standards to engage in a substantially broader range of non-banking activities than was permissible prior to enactment, including insurance underwriting and making merchant banking investments in commercial and financial companies;

•	allows insurers and other financial services companies to acquire banks;

•	removes various restrictions that applied to bank holding company ownership of securities firms and mutual fund advisory companies; and

•	establishes the overall regulatory structure applicable to bank holding companies that also engage in insurance and securities operations.

At this time, we cannot determine whether we will apply to operate as a financial holding company. If we do not do so, we will be ineligible to engage in the broader range of activities that are permitted by the Modernization Act. The Modernization Act also modified other current financial laws, including laws related to financial privacy and community reinvestment. The new financial privacy provisions generally prohibit financial institutions, from disclosing nonpublic personal financial information to non-affiliated third parties unless customers have the opportunity to “opt out” of the disclosure.

A bank holding company may become a financial holding company under the Modernization Act if each of its subsidiary banks is “well capitalized” under the Federal Deposit Insurance Corporation Improvement Act, or FDICIA, prompt corrective action provisions, is well managed and has at least a satisfactory rating under the Community Reinvestment Act. In addition, the bank holding company must file a declaration with the Federal Reserve registering the bank holding company as a financial holding company. A bank holding company that falls out of compliance with such requirements may be required to cease engaging in certain activities. Any bank holding company that does not elect to become a financial holding company remains subject to the current restrictions of the Bank Holding Company Act. In a similar manner, a bank may establish one or more subsidiaries, which subsidiaries may then engage in activities that are financial in nature. Applicable law and regulation provide, however, that the amount of such investments are generally limited to 45% of the total assets of the bank, and such investments are not aggregated with the bank for determining compliance with capital adequacy guidelines. Further, the transactions between the bank and such a subsidiary are subject to certain limitations. (See generally, the discussion of Transactions with Affiliates and Insiders described under “Certain Regulations Applicable to all Financial Institutions” below.)

Under the Modernization Act, the Federal Reserve serves as the primary “umbrella” regulator of financial holding companies, with supervisory authority over each parent company and limited authority over its subsidiaries. Expanded financial activities of financial holding companies will generally be regulated according to the type of such financial activity: banking activities by banking regulators, securities activities by securities regulators, and insurance activities by insurance regulators. The Modernization Act also imposes additional restrictions and heightened disclosure requirements regarding private information collected by financial institutions.

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

Safe and sound banking practice. Bank holding companies are not permitted to engage in unsafe and unsound banking practices. For example, the Federal Reserve’s Regulation Y generally requires a holding company to give the Federal Reserve prior notice of any redemption or repurchase of its own equity securities, if the consideration to be paid, together with the consideration paid for any repurchases in the preceding year, is equal to 10% or more of the company’s consolidated net worth. The Federal Reserve may oppose the transaction if it believes that the transaction would constitute an unsafe or unsound practice or would violate any law or regulation. As another example, a holding company could not impair its subsidiary bank’s soundness by causing it to make funds available to non-banking subsidiaries or their customers if the Federal Reserve believed it not prudent to do so.

The Financial Institutions Reform, Recovery and Enforcement Act of 1989, or FIRREA, expanded the Federal Reserve’s authority to prohibit activities of bank holding companies and their non-banking subsidiaries that represent unsafe and unsound banking practices or which constitute violations of laws or regulations. FIRREA increased the amount of civil money penalties which the Federal Reserve can assess for activities conducted on a knowing and reckless basis, if those activities caused a substantial loss to a depository institution. The penalties can be as high as $1,000,000 for each day the activity continues. FIRREA expanded the scope of individuals and entities against which such penalties may be assessed.

Annual Reporting; Examinations. Bank holding companies are required to file annual reports with the Federal Reserve, and such additional information as the Federal Reserve may require pursuant to the Bank Holding Company Act. The Federal Reserve Board may examine a bank holding company or any of its subsidiaries, and charge the company for the cost of such examination.

Anti-tying restrictions. Bank holding companies and affiliates are prohibited from tying the provision of services, such as extensions of credit, to other services offered by a holding company or its affiliates.

Dividends. The ability of a bank holding company that does not, as an entity, currently engage in separate business activities of a material nature, to pay cash dividends depends upon the cash dividends it receives from its subsidiary banks. As a result, shareholders may receive dividends from the bank holding company only to the extent that funds are available after payment of the bank holding company’s operating expenses, which it must pay from funds received by it from its subsidiary banks. The Federal Reserve has stated that, as a matter of prudent banking, a bank holding company generally should not maintain a rate of cash dividends unless its net income available to shareholders has been sufficient to fully fund the dividends, and the prospective rate of earnings retention appears consistent with the bank holding company’s capital needs, asset quality and overall financial condition.

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

Imposition of Liability for Undercapitalized Subsidiaries. Bank regulators are required to take “prompt corrective action” to resolve problems associated with insured depository institutions whose capital declines below certain levels. In the event an institution becomes “undercapitalized,” it must submit a capital restoration plan. The capital restoration plan will not be accepted by the regulators unless each company having control of the undercapitalized institution guarantees the subsidiary’s compliance with the capital restoration plan up to a certain specified amount. Any such guarantee from a depository institution’s holding company is entitled to a priority of payment in bankruptcy.

The aggregate liability of the holding company of an undercapitalized bank is limited to the lesser of 5% of the institution’s assets at the time it became undercapitalized or the amount necessary to cause the institution to be “adequately capitalized.” The bank regulators have greater power in situations where an institution becomes “significantly” or “critically” undercapitalized or fails to submit a capital restoration plan. For example, a bank holding company controlling such an institution can be required to obtain prior Federal Reserve approval of proposed dividends, or might be required to consent to a consolidation or to divest the troubled institution or other affiliates.

Cross-guarantees. Under the Federal Deposit Insurance Act, or FDIA, a depository institution (which definition includes both banks and savings associations), the deposits of which are insured by the FDIC, can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (1) the default of a commonly controlled FDIC-insured depository institution or (2) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution “in danger of default.” “Default” is defined generally as the appointment of a conservator or a receiver and “in danger of default” is defined generally as the existence of certain conditions indicating that default is likely to occur in the absence of regulatory assistance. In some circumstances (depending upon the amount of the loss or anticipated loss suffered by the FDIC), cross-guarantee liability may result in the ultimate failure or insolvency of one or more insured depository institutions in a holding company structure. Any obligation or liability owed by a subsidiary bank to its parent company is subordinated to the subsidiary bank’s cross-guarantee liability with respect to commonly controlled insured depository institutions.

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

Certain Regulations Applicable to all Financial Institutions

Corrective Measures for Capital Deficiencies. FDICIA imposes a regulatory matrix that requires federal banking agencies, which include the FDIC, the OCC, and the Federal Reserve, to take “prompt corrective action” with respect to capital deficient institutions. The prompt corrective action provisions subject undercapitalized institutions to an increasingly stringent array of restrictions, requirements and prohibitions as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDICIA mandates that the institution be placed in receivership.

Pursuant to regulations promulgated under the FDICIA, the corrective actions that the banking agencies must or may take are tied primarily to an institution’s capital levels. In accordance with the framework mandated by the FDICIA, the banking agencies have developed a classification system, the levels at which institutions are “well capitalized”, “adequately capitalized”, “undercapitalized”, “significantly undercapitalized”, and “critically undercapitalized”. As described above, a well capitalized bank has a Total Capital Ratio of 10% or higher; a Tier 1 Capital Ratio of 6% or higher; a Leverage Ratio of 5% or higher; and is not subject to any written agreement, order or directive requiring it to maintain a specific capital level for any capital measure. An institution is critically undercapitalized if it has a tangible equity to total assets ratio that is equal to or less than 2%.

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

As an institution’s capital decreases, the enforcement powers of the bank regulators become more severe. A significantly undercapitalized institution is subject to mandated capital raising activities, restrictions on interest rates paid and transactions with affiliates, removal of management and other restrictions. The federal bank regulators have only very limited discretion in dealing with a critically undercapitalized institution and are generally required to appoint a receiver or conservator if the capital deficiency is not corrected promptly.

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

We expect to become subject to restrictions on extensions of credit to executive officers, directors, principal stockholders, and their related interests. These restrictions contained in the Federal Reserve Act and Federal Reserve Regulation O apply to all insured institutions and their subsidiaries and holding companies. These restrictions include limits on loans to one borrower and conditions that must be met before such a loan can be made. There is also an aggregate limitation on all loans to insiders and their related interests. These loans cannot exceed the institution’s total unimpaired capital and surplus, and the FDIC may determine that a lesser amount is appropriate. Insiders are subject to enforcement actions for knowingly accepting loans in violation of applicable restrictions.

In the absence of such comparable transactions, any transaction between a national bank and its affiliates must be on terms and under circumstances, including credit standards that in good faith would be offered or would apply to nonaffiliated companies. In addition, certain transactions, referred to as “covered transactions,” between a national bank and its affiliates may not exceed 10% of a national bank’s capital and surplus per affiliate and an aggregate of 20% of its capital and surplus for covered transactions with all affiliates. Certain transactions with affiliates, such as loans, also must be secured by collateral of specific types and amounts. Finally, a national bank is prohibited from purchasing low quality assets from an affiliate. Every company under common control with a national bank, including its holding company, are deemed to be affiliates of a national bank.

FDIC Deposit Insurance Assessments. In addition, under FDICIA, the FDIC is authorized to assess insurance premiums on a bank’s deposits at a variable rate depending on the probability that the deposit insurance fund will incur a loss with respect to the bank. (Under prior law, the deposit insurance assessment was a flat rate, regardless of the likelihood of loss.) In this regard, the FDIC has issued regulations for a transitional risk-based deposit assessment that determines the deposit insurance assessment rates on the basis of the bank’s capital classification and supervisory evaluations. Premiums are assessed based on a matrix of these categories and ranged from $0.00 to $0.27 per $100 of deposits.

The FDIC may terminate the deposit insurance of any insured depository institution if it determines after a hearing that the institution has engaged or is engaging in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, order or any condition imposed by an agreement with the FDIC. It also may suspend deposit insurance temporarily during the hearing process for the permanent termination of insurance, if the institution has no tangible capital. If insurance of accounts is terminated, the accounts at the institution at the time of the termination, less subsequent withdrawals, shall continue to be insured for a period of six months to two years, as determined by the FDIC.

Check Clearing for the 21st Century Act. On October 28, 2003, President Bush signed into law the Check Clearing for the 21st Century Act, also known as Check 21. The new law, which is not effective until October 28, 2004, gives “substitute checks,” such as a digital image of a check and copies made from that image, the same legal standing as the original paper check. Some of the major provisions include:

•	allowing check truncation without making it mandatory;

•	demanding that every financial institution communicate to accountholders in writing a description of its substitute check processing program and their rights under the law;

•	legalizing substitutions for and replacements of paper checks without agreement from consumers;

•	retaining in place the previously mandated electronic collection and return of checks between financial institutions only when individual agreements are in place;

•

requiring that when accountholders request verification, financial institutions produce the original check (or a copy that accurately represents the original) and demonstrate that the account debit was accurate and valid; and

•	requiring recrediting of funds to an individual’s account on the next business day after a consumer proves that the financial institution has erred.

This new legislation will likely affect bank capital spending as many financial institutions assess whether technological or operational changes are necessary to stay competitive and take advantage of the new opportunities presented by Check 21.

Community Reinvestment Act. Under the Community Reinvestment Act, or CRA, as implemented by the Congress in 1977, a financial institution has a continuing and affirmative obligation, consistent with its safe and sound operation, to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires federal examiners, in connection with the examination of a financial institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution. The CRA also requires all institutions to make public disclosure of their CRA ratings.

International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001. On October 26, 2001, the President signed the USA Patriot Act of 2001 into law. The Patriot Act contains the International Money Laundering Abatement and Financial Anti-Terrorism Act of 2001, or IMLAFA. The IMLAFA contains anti-money laundering measures affecting insured depository institutions, broker-dealers, and certain other financial institutions. The IMLAFA requires U.S. financial institutions to adopt new policies and procedures to combat money laundering and grants the Secretary of the Treasury broad authority to establish regulations and to impose requirements and restrictions on financial institutions’ operations. Until we identify a business combination, we cannot determine the impact that the IMLAFA will have on our operations.

The USA Patriot Act, which was originally set to expire on December 31, 2005, has been extended by Congress through March 10, 2006. The renewal or extension of the USA Patriot Act, including certain amendments thereto, beyond March 10, 2006 is currently pending before Congress.

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

Mortgage Banking Operations. Commercial banks are subject to the rules and regulations of FHA, VA, FNMA, FHLMC and GNMA with respect to originating, processing, selling and servicing mortgage loans and the issuance and sale of mortgage-backed securities. Those rules and regulations, among other things, prohibit discrimination and establish underwriting guidelines which include provisions for inspections and appraisals, require credit reports on prospective borrowers and fix maximum loan amounts, and, with respect to VA loans, fix maximum interest rates. Mortgage origination activities are subject to, among others, the Equal Credit Opportunity Act, Federal Truth-in-Lending Act and the Real Estate Settlement Procedures Act and the regulations promulgated thereunder which, among other things, prohibit discrimination and require the disclosure of certain basic information to mortgagors concerning credit terms and settlement costs. Commercial banks are also subject to regulation by the applicable state and federal regulatory authorities with respect to, among other things, the establishment of maximum origination fees on certain types of mortgage loan products.

The Sarbanes-Oxley Act of 2002. President Bush signed the Sarbanes-Oxley Act of 2002 into law on July 30, 2002. Regulations were issued by the Securities and Exchange Commission in connection with the new law during both 2002, 2003 and 2004, and additional regulations are anticipated. This important law has far reaching impact on corporate affairs. It directly affects how independent public accountants and companies must interact with each other. It limits non-audit services that may be provided by public companies’ independent accountants and the companies that they audit with a view to maintaining or imposing independence on public companies and their independent auditors. It creates an oversight board for all certified public accounting firms that practice before the Securities and Exchange Commission. The Sarbanes-Oxley Act also seeks to enhance both the quality and reliability of financial statements, as well as improving corporate disclosure and the timing of material disclosures. Public companies are also required to improve corporate governance, typically by establishing or reorganizing audit committees to assure audit committee independence and oversight. The law provides for restrictions on loans to officers and directors of public companies, although it appears that most bank loans to such persons are exempt so long as made pursuant to already existing federal restrictions on transactions between financial institutions and their insiders. Finally, the Sarbanes-Oxley Act imposes criminal penalties for certain violations. Obviously, this is a very broad brush and limited description of a very detailed and important new statute.

Pending Legislation. On April 2, 2003, the U.S. House of Representatives passed H.R.522, the Federal Deposit Insurance Reform Act of 2003. This proposed legislation would reform the deposit insurance system by:

•	merging the Bank Insurance Fund and the Savings Association Insurance Fund;

•	ending the 23 basis point premium “rate cliff” that occurs when the reserve ratio of deposits insured to premiums held falls beneath 1.25% for more than one year;

•	creating a reserve range within which a bank’s reserve ratio can float;

•	increasing insurance coverage limits for municipal deposits;

•	increasing insurance coverage limits for individual accounts to $130,000 and indexing future coverage limits to inflation; and

•	doubling insurance coverage limits for certain types of IRAs and 401(k) plans.

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

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters for submission to a vote of security holders during the fourth quarter ended December 31, 2005.

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

OTC

BULLETIN BOARD

BID PRICE

2005	UNITS		COMMON STOCK		WARRANTS
	HIGH	LOW	HIGH	LOW	HIGH	LOW
First Quarter	$6.58	$6.18	$5.09	$4.91	$0.76	$0.65
Second Quarter	6.25	5.90	5.01	4.88	0.65	0.48
Third Quarter	6.43	5.81	6.00	4.85	0.79	0.46
Fourth Quarter	6.16	5.90	5.12	4.88	0.61	0.41

As of February 1, 2006, we had one holder of record of our units, seven holders of record of our common stock, and one holder of record of our warrants.

We have not paid any dividends on our common stock to date and do not intend to pay dividends in the foreseeable future, but intend to retain earnings for future growth.

Recent Sales of Unregistered Securities

In May 2004, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Cary M. Grossman	282,500
Coastal Acquisition, LLC	300,000
W. Donald Brunson	242,500
Scott Clingan	85,000
Fred S. Zeidman	40,000
Jeffrey P. Sangalis	50,000

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

On April 7, 2005, Fred S. Zeidman resigned as a Class A member of the Board of Directors of the Company and forfeited his ownership of 40,000 shares of common stock of the Company. On April 7, 2005, the Board of Directors of the Company appointed Lawrence Fisher as a Class A member of the Board of Directors to fill the vacancy created by Mr. Zeidman's resignation and the Board granted 40,000 restricted shares of the Company's common stock to Mr. Fisher. In connection with the stock grant, Mr. Fisher executed a Lock-up Agreement and an Insider Letter, in substantially the same form as the agreements executed by the initial stockholders of the Company in connection with the Offering.

Item 6.  Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the Consolidated Financial Statements, including the notes thereto, included elsewhere in this report.

Background:

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

Results of Operations:

For the year ended December 31, 2004, we had no operations or activities except for our initial capitalization on August 5, 2004 and activities associated with planning and preparation for an initial public offering. Our net loss in 2004 was $2,454.

For the year ended December 31, 2005, we had a net income of $174,465. We earned interest income of $18,899 on our money market account and $731,129 on our trust account. The unrealized appreciation in the value of our trust account was $55,397. We incurred operating expenses of $507,960. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, financial advisory fees, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $123,000. We established a reserve against deferred tax assets from our 2004 net operating loss carry-forward and our deferred compensation expense due to the uncertainty about our ability to generate future income before taxes. We were able to utilize the carry-forward in 2005.

Liquidity and Capital Resources:

The net proceeds from the Offering and the capital contributed by our initial stockholders amounted to approximately $29.7 million. As of December 31, 2005, we had cash of approximately $925,600. Our December 31, 2005 cash balance plus the $28,483,200 we placed in our trust account after our Offering is a total of approximately $29,408,800. The difference between the sum of our initial capitalization plus the net proceeds of the Offering reduced by the sum of our cash and amount we placed in trust (described in the preceding sentence) is approximately $310,200, which is the amount of cash we have used since inception. We used $126,500 to pay for our Directors’ & Officers liability insurance policy which was $115,000, and to prepay for one year of certain other expenses, $77,680 for monthly overhead fees to Coastal Acquisition, LLC., $52,300 for financial advisory fees, and $43,825 for professional fees. The balance of $9,895 was used to pay general and administrative expenses.

As of December 31, 2005, we had cash of $925,643. In 2006, we will generate interest income on our cash outside of the trust account which can also be used to pay our costs and expenses. From January 1, 2006 through the remainder of the 24-month period that commenced on the consummation of the Offering (period ending February 18, 2007), we estimate our use of cash as follows:

Federal income tax liability for 2005	$123,000
Accounts payable and accrued expenses as of December 31, 2005	95,550
Overhead fee to Coastal Acquisition, LLC.	102,320
Directors & Officers insurance premiums	115,000
Legal and accounting fees for SEC related purposes	50,000
Legal and other professional fees related to a business combination	300,000
Franchise taxes for 2006	64,000
Other	75,130
$925,000

Our cash requirements could change based on the timing, nature and outcome of any business combination that we pursue. In addition, depending on the outcome of any business combination we pursue, we could incur a federal income tax liability for 2006 and that liability could become due before we have completed a business combination or generated the capital from other sources to pay the liability. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us or if we are required to pay 2006 income taxes prior to completing a business combination. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

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

Item 7. Financial Statements

Report of Independent Registered Public Accountants

Report of Independent Registered Public Accounting Firm

To the Board of Directors

COASTAL BANCSHARES ACQUISITION CORP.

We have audited the accompanying balance sheets of Coastal Bancshares Acquisition Corp. (a corporation in the development stage) as of December 31, 2004 and 2005 and the related statements of operations, stockholders’ equity and cash flows for the periods from May 19, 2004 (the inception date) to December 31, 2004, and for the year ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coastal Bancshares Acquisition Corp. as of December 31, 2004 and 2005 and the results of its operations and changes in its stockholders’ equity and cash flows for the periods from May 19, 2004 (the inception date) to December 31, 2004 and for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

Hein & Associates LLP

Houston, Texas

January 31, 2006

Coastal Bancshares Acquisition

(A Corporation in the Development Stage)

BALANCE SHEETS

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$925,643	$21,711
Trust Fund	29,269,727	--
Prepaid expenses	19,630	--
Total current assets	30,215,000	21,711
Deferred offering costs	--	63,532
Total Assets	$30,215,000	$85,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$95,550	$7,697
Note payable, stockholder	--	55,000
Federal income tax payable	123,000	--
Total Liabilities	218,550	62,697

Common stock subject to shareholders’ right to conversion; 1,103,448 shares at conversion value	5,851,018	--

Commitment – Note 7

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	--	--
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding: 1,000,000 shares in 2004, 6,520,000 in 2005 (including the 1,103,448 shares subject to possible conversion)	54,166	10,000
Additional paid-in capital	24,012,761	15,000
Deferred compensation	(93,506)	--
Earnings (deficit) accumulated during the development stage	172,011	(2,454)
Total Stockholders’ Equity	24,145,432	22,546
Total Liabilities and Stockholders’ Equity	$30,215,000	$85,243

See accompanying notes to condensed financial statements.

Coastal Bancshares Acquisition

(A Corporation in the Development Stage)

STATEMENTS OF OPERATIONS

		Period from May 19, 2004 (inception) to December 31,
	Year Ended December 31, 2005
		2004	2005

Formation and operating costs	$507,960	$2,454	$510,414

Operating loss	(507,960)	(2,454)	(510,414)

Interest income:
Received and accrued	750,028	--	750,028
Market value adjustment	55,397	--	55,397
Total interest income	805,425	--	805,425

Pre-tax income (loss)	297,465	(2,454)	295,011
Provision for income taxes	123,000	--	123,000

Net income (loss)	$174,465	$(2,454)	$172,011

Weighted average shares outstanding (basic and diluted)	5,794,082	650,442	4,680,000

Net income (loss) per share (basic and diluted)	$0.03	$0.00	$0.04

See accompanying notes to condensed financial statements.

Coastal Bancshares Acquisition

(A Corporation in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Deferred Compensation		Earnings (Deficit) Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Common shares issued August 6, 2004 at $0.025 per share	1,000,000	$10,000	$15,000	$--	$	---	$25,000
Net loss	---	---	---	---		(2,454)	(2,454)

Balance at December 31, 2004	1,000,000	10,000	15,000	---		(2,454)	22,546

Proceeds of initial public offering, net	5,520,000	55,200	29,638,745	---		---	29,693,945
Reduction of stockholders’ equity related to 1,103,448 shares of common stock subject to possible conversion	---	(11,034)	(5,682,758)	---		---	(5,693,792)
Increase in value of common stock subject to possible conversion	---	---	(157,226)	---		---	(157,226)
Deferred compensation	---	---	199,000	(199,000)		---	--
Amortization of deferred compensation	---	---	---	105,494		---	105,494
Net income	---	---	---	---		174,465	174,465

Balance at December 31, 2005	6,520,000	$54,166	$24,012,761	$(93,506)		$172,011	$24,145,432

See accompanying notes to condensed financial statements.

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Period from May 19, 2004 (inception) to December 31,
	2005	2004	2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$174,465	$(2,454)	$172,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in market value of treasury bill	(55,397)	---	(55,397)
Amortization of deferred compensation	105,494	---	105,494
Changes in operating assets and liabilities:
Increase in prepaid expenses	(19,630)	---	(19,630)
Increase in accounts payable and accrued expenses	87,853	7,697	95,550
Increase in income taxes payable	123,000	---	123,000
Net cash provided by operating activities	415,785	5,243	421,028

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of treasury bill in trust account	(29,214,330)	---	(29,214,330)
Net cash used in investing activities	(29,214,330)	---	(29,214,330)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock		25,000	25,000
Gross proceeds from public offering	33,120,000	---	33,120,000
Costs of public offering	(3,163,523)	---	(3,227,055)
Common stock granted as compensation	(199,000)	---	(199,000)
Proceeds from stockholder loan	20,000	55,000	75,000
Repayment of stockholder loan	(75,000)	---	(75,000)
Deferred costs of public offering	--	(63,532)	--
Net cash provided by financing activities	29,702,477	16,468	29,718,945

NET INCREASE IN CASH	903,932	21,711	925,643
CASH AT BEGINNING OF PERIOD	21,711	--	--
CASH AT END OF PERIOD	$925,643	$21,711	$925,643

See accompanying notes to condensed financial statements.

NOTES TO FINANCIAL STATEMENTS

For the Period Ended December 31, 2005

1.	ORGANIZATION, BUSINESS OPERATIONS

Coastal Bancshares Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

The registration for the Company’s initial public offering (“Offering”) of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters’ discount and estimated offering expenses of approximately $29.9 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. An amount equal to $28,483,200 was placed in an interest bearing trust account (“Trust Fund”) until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

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

With respect to the first Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company redeem his or her shares. The per share redemption price will equal the amount in the Trust Fund as of the record date for determination of stockholders entitled to vote on the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek redemption of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per-share interest in the Trust Fund computed without regard to the shares held by Initial Stockholders.

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

Basis of Presentation

The financial statements include the accounts of the Company. The Company has not commenced operations effective December 31, 2005. All activity through December 31, 2005, is related to the Company’s formation and preparation of the Offering. The Company has selected December 31 as its fiscal year end.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist of cash and cash equivalents. The Company’s policy is to limit the amount of credit exposure to any one financial institution and place investments with financial institutions evaluated as being creditworthy, or in short-term money market funds which are exposed to minimal interest rate and credit risk.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement carrying amounts and the tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. At December 31, 2004, a deferred income tax asset of $834 relating to the Company’s net operating losses was offset by a full valuation allowance based upon a lack of earnings history for the Company.

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants.

Recently Issued Accounting Standards

On December 16, 2004, FASB issued Statement No. 123R (revised 2004), “Share-Based Payment,” (FAS 123R) that addresses the accounting for share-based payment transactions in which a company receives employee services in exchange for either equity instruments of the company or liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. FAS 123R eliminates the ability to account for share-based compensation transactions using the intrinsic method and requires that such transactions be accounted for using a fair-value-based method and recognized as expense in the consolidated statement of operations. The effective date of FAS 123R is for interim and annual periods beginning after December 15, 2005. The provisions of FAS 123R do not have an impact on the Company’s results of operations at the present time.

In May 2005, the FASB issued Statement of Financial Accounting Standards No.154, “Accounting Changes and Error Corrections” (“SFAS 154”), which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements—an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not expect the provisions of SFAS 154 to have a significant impact on its results of operations.

In July 2005, the FASB published an Exposure Draft of a proposed Interpretation, “Accounting for Uncertain Tax Positions.” The Exposure Draft seeks to reduce the significant diversity in practice associated with recognition and measurement in the accounting for income taxes. It would apply to all tax positions accounted for in accordance with SFAS 109, “Accounting for Income Taxes.” The Exposure Draft requires that a tax position meet a “probable recognition threshold” for the benefit of the uncertain tax position to be recognized in the financial statements. This threshold is to be met assuming that the tax authorities will examine the uncertain tax position. The Exposure Draft contains guidance with respect to the measurement of the benefit that is recognized for an uncertain tax position, when that benefit should be recognized, and other matters. This proposed Interpretation would clarify the accounting for uncertain tax positions in accordance with SFAS 109. The FASB staff is considering the comment letters that have been received and is determining the plan for deliberations. The Board expects to issue a final Interpretation, which would include amendments to SFAS 109, in the first quarter of 2006. The Company is currently evaluating the impact this proposed Interpretation would have on its results of operations.

3.	PUBLIC OFFERING

On February 18, 2005, the Company sold 4,800,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 720,000 Units. On February 18, 2005, the underwriters exercised the entire amount of the option. Each Unit consisted of one share of the Company’s common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or February 13, 2006, and expiring February 13, 2010. The Warrants are redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters’ to purchase 325,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that exercise price of the Warrants included in these units will be $6.65 per share.

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

6.	INCOME TAXES

The Company’s income tax (benefit) consists of the following:

	Year Ended December 31, 2005		Period from May 19, 2004 (inception) to December 31,
			2004	2005
Current expense (benefit)	$123,834		$(834)	$123,000
Deferred expense (benefit)	(834)		834	---
Total income tax expense (benefit)	$123,000	$	---	$123,000

A reconciliation between income taxes computed on pre-tax income and income taxes computed at the statutory rates is as follows:

	Year Ended December 31, 2005	Period from May 19, 2004 (inception) to December 31,
		2004	2005
Pre-tax income (loss)	$297,465	$(2,454)	$295,011

Tax expense (benefit) at statutory rates	101,138	(834)	100,304

Effect of non-deductible deferred compensation	35,868	---	35,868
Effect of surtax exemption and other	(13,172)	---	(13,172)
Net operating loss	(834)	834	---
	21,862	834	22,696
Total income tax expense	$123,000	---	123,000

7.	COMMITMENT

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering and continuing until the later of the consummation of the first Business Combination or liquidation of the Company.

8.	NOTE PAYABLE

Coastal Acquisition, LLC, a stockholder and an affiliate of Mr. Grossman and Mr. Brunson, entered into a non-interest bearing revolving credit agreement with the Company in the amount of $75,000. Advances under the credit facility amounted to $55,000 at December 31, 2004. The loan was repaid on February 18, 2005 out of the net proceeds of the Offering.

9.	COMMON STOCK

At December 31, 2004 and 2005, 50,000,000 shares of $0.01 par value common stock were authorized. At December 31, 2004 and 2005, 1,000,000 and 6,520,000, respectively, of shares were outstanding. Of the common stock outstanding, 1,103,448 shares are subject to the right by shareholders’ to convert their shares into cash. The conversion amount per shares is determined by dividing the balance in the trust account on the date when the right of conversion occurs by 5,520,000 shares. As of December 31, 2005, the conversion amount would have been $5.30 per share.

10.	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Item 8. Changes In and Disagreements With Accountants or Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Under the supervision and with the participation of our management, including our co-chief executive officers, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) as of December 31, 2005 (the "Evaluation Date"), and, based on their evaluation, our co-chief executive officers have concluded that these controls and procedures were effective as of the Evaluation Date. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors And Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position

W. Donald Brunson	61	Co-Chief Executive Officer, President and Director
Cary M. Grossman	51	Co-Chief Executive Officer and Chairman of the Board of Directors
Scott Clingan	45	Senior Vice President, Corporate Development
Lawrence Fisher	67	Director
Jeffrey P. Sangalis	47	Director

W. DONALD BRUNSON has been our President, Co-Chief Executive Officer and a member of our Board of Directors since inception. Since January 2005, Mr. Brunson has served as a director and chairman of the board of the Bank of Houston, a bank that specializes in middle market lending. From 1996 through December 15, 2005 he was a shareholder and Senior Vice President at American Prudential Capital, Inc., an asset based lending organization. From 1994 through 1995, he was President, a Director, and member of the Executive Committee of Sunbelt National Bank in Houston, Texas. In 1982, Mr. Brunson was the founding President and Chief Executive Officer of Southwest Bancorp of Texas, Inc. (NASDAQ: ABNK), currently an SEC reporting company. Southwest Bancorp of Texas is now the largest independent bank holding company in Houston, Texas, and one of the largest based in Texas, with more than $6.1 billion in assets. Mr. Brunson was the President and Chief Executive Officer of

Southwest Bank of Texas through 1989, when it substantially increased its equity capital and changed its name from Northwest Crossing National Bank. After the changes, he was an Executive Vice President and Chief Financial Officer, a Board Member, member of the Executive Committee, and Chairman of the Asset/Liability Committee until his departure in 1994. From 1969 until 1982, Mr. Brunson was an executive officer at several other banking institutions in Houston, Texas. He began his career in public accounting at Price Waterhouse & Co. Mr. Brunson earned a Bachelor of Science in Accounting at Louisiana Tech University. He is a past Chairman of the American Institute of Banking and past board member of the Houston Clearing Association.

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

SCOTT CLINGAN has been our Senior Vice President, Corporate Development since our inception. Since 2003, he has managed Clingan & Co., LLC, a consultancy providing corporate finance and restructuring advice. From 2000 until 2003, he was Vice President, Corporate Development of Encompass Services Corporation (PNK: ESVN.PK), a $4 billion specialty contracting and services business, reporting to its Chairman and CEO. He managed a divestiture program that involved negotiating and closing more than 50 transactions in five months as part of a bankruptcy restructuring filed in November 2002. While at Encompass, he also served on the Board of Directors of Oakleaf Waste Management, LLC, an equity investment of Encompass. From 1994 until 2000, Mr. Clingan was employed by BNP Paribas and its predecessors, an $800 billion financial institution, as a Director in its Corporate Finance Group. In that capacity, he was responsible for initiating and underwriting large syndicated credit facilities. From 1982 until 1994, he was employed by Bank One, Texas (a predecessor to JPMorgan Chase)

and its predecessors, a $275 billion financial institution. At Bank One, he was a Vice President in the Metropolitan Banking Group, where he was responsible for new business development and then a Vice President, Unit Manager where he was responsible for managing a group of lending officers. From 1990 to 1992, he was Vice President and Assistant to the Chairman where he was responsible for special projects including sales management software development and sales management training. Mr. Clingan earned a Bachelor of Science in Finance from Arizona State University in 1982.

LAWRENCE FISHER, a Director, is a private investor. Mr. Fisher was a partner of Orrick, Herrington & Sutcliffe LLP from December 1995 through December 2005. He served as a member of the firm’s Executive Committee from 2000 to 2002, and as Partner-in-charge of the firm’s New York office from 1997 to 2000. Mr. Fisher was previously a partner of Kelley Drye & Warren LLP from 1985 to 1995 and before that, with Parker Chapin Flattau, & Klimpl LLP. He was a member of the Executive Committee of both firms. Mr. Fisher has served as a director of Financial Federal Corp. (NYSE: FIF), an equipment finance company, since 1992. He is also a director and Audit Committee Member of National Bank of New York City, a privately owned commercial bank. Mr. Fisher earned a B.A. in Political Science from Columbia University, attended the London School of Economics, and earned his L.L.B. from Columbia University School of Law.

JEFFREY P. SANGALIS, a Director, has extensive principal experience with all types of debt and equity investments. Mr. Sangalis is a Managing Partner of RSTW Partners (formerly Rice Sangalis Toole & Wilson), a private equity firm he co-founded in 1989. RSTW Partners has raised and managed three funds totaling $870 million. RSTW has invested in over 50 transactions providing junior capital to middle market companies throughout the United States. Prior to co-founding RSTW in 1989, Mr. Sangalis was a Vice President with the First Texas Merchant Banking Group from 1987 to 1989 and a Vice President with Bankers Trust Company (now Deutsche Bank) from 1984 to 1987. Prior to that, Mr. Sangalis was employed by Bank of America (formerly NationsBank and InterFirst Bank Dallas) in various commercial lending capacities from 1981 to 1984. In addition to serving as a director or advisory director of numerous RSTW portfolio companies, Mr. Sangalis is a current board member of both the Houston Private Equity Association (past two-term President) and the Association for Corporate Growth. Mr. Sangalis received a B.S. from the Indiana University Kelley School of Business and an M.B.A. from the University of Wisconsin-Madison. Mr. Sangalis is a Chartered Financial Analyst.

The Company is not aware of any “family relationships” among directors, executive officers, or persons nominated or chosen by the Company to become directors or executive officers.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who own more than 10% of a registered class of the Company’s equity securities (the “10% Stockholders”) to file reports of ownership and changes of ownership with the Securities and Exchange Commission (“SEC”). Officers, directors and 10% Stockholders of the Company are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms so filed. Based solely on correspondence with, and a review of copies of Section 16(a) forms received from executive officers and directors and 10% Stockholders (if any), the Company does not believe that, during the last fiscal year any of the Reporting Persons was deficient in filing reports of ownership or changes in ownership with the SEC.

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

Code of Ethics

In April 2005, our board of directors adopted a code of business conduct and ethics that applies to our directors, officers and employees as well as those of our subsidiaries. A copy of our code of ethics has been filed as an exhibit to our Quarterly Report on Form 10-QSB for the quarter ended March 31, 2005.

Item 10. Executive Compensation

No executive officer has received any cash compensation for services rendered. Commencing on February 14, 2005 through the acquisition of a target business, we will pay Coastal Acquisition, LLC, an affiliate of Messrs. Grossman and Brunson, a fee of $7,500 per month for providing us with office space and certain office and secretarial services. Other than this $7,500 per-month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to any of our initial stockholders, or any of their respective affiliates for services rendered to us prior to or with respect to a business combination. However, our initial stockholders will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of February 1, 2006 by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

Cary M. Grossman(2)(3)	282,500	4.3%
Coastal Acquisition, LLC (4)	300,000	4.6%
W. Donald Brunson	242,500	3.7%
Scott Clingan	85,000	1.3%
Lawrence Fisher	40,000	*
Jeffrey P. Sangalis	50,000	*
All directors and executive officers as a group (5 individuals)	1,000,000	15.3%

* less than 1%.

(1)	Unless otherwise indicated, the business address of each of the following is 9821 Katy Freeway, Suite 500, Houston, Texas 77024.
(2)	Mr. Grossman’s shares are held by Grossman Family Limited Partnership, of which Mr. Grossman is a general partner.
(3)	The shares do not include 300,000 shares held by Coastal Acquisition, LLC, of which Mr. Grossman is the sole manager and has sole voting and disposition power.
(4)	Mr. Grossman, the sole manager of Coastal Acquisition, LLC, has sole voting and disposition power with respect to such shares.

All of the shares of our common stock owned by the initial stockholders have been placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, until the earliest of:

•	February 18, 2008;
•	our liquidation; or
•

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

Messrs. Grossman and Brunson may be deemed to be our “parent” and “promoter,” as these terms are defined under the federal securities law.

Item 12.	Certain Relationships and Related Transactions

Prior to the Offering, we issued 1,000,000 shares of our common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.025 per share, as follows:

Name	Number of Shares	Relationship To Us

Cary M. Grossman	282,500	Co-Chief Executive Officer and Chairman of the Board of Directors

Coastal Acquisition, LLC	300,000	Affiliate of Cary M. Grossman and W. Donald Brunson

W. Donald Brunson	242,500	Co-Chief Executive Officer, President and Director

Scott Clingan	85,000	Senior Vice President, Corporate Development

Jeffrey P. Sangalis	50,000	Director

Fred S. Zeidman	40,000	Director

         The holders of the majority of these shares are entitled to make up to two demands that we register these shares pursuant to an agreement executed in connection with the Offering. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

On April 7, 2005, Fred S. Zeidman resigned as a Class A member of the Board of Directors of the Company and forfeited his ownership of 40,000 shares of common stock of the Company. On April 7, 2005, the Board of Directors of the Company appointed Lawrence Fisher as a Class A member of the Board of Directors to fill the vacancy created by Mr. Zeidman's resignation and the Board granted 40,000 restricted shares of the Company's common stock to Mr. Fisher. In connection with the stock grant, Mr. Fisher executed a Lock-up Agreement and an Insider Letter, in substantially the same form as the agreements executed by the initial stockholders of the Company in connection with the Offering.

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
3.1

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)
4.2

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

4.4

Unit Purchase Option dated February 18, 2005, granted to I-Bankers Securities Corporation and Newbridge Securities Corporation (filed as Exhibit 4.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

4.5

Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.5 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.1

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (filed as Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.2

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and W. Donald Brunson (filed as Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.3

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Clingan (filed as Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.4	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Lawrence Fisher
10.5

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Jeffrey P. Sangalis (filed as Exhibit 10.5 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.8

Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9

Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (filed as Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9.1

Amendment to Stock Escrow Agreement, dated as of April 7, 2005, between the Registrant, Continental Stock Transfer & Trust Company, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended March 31, 2005 (the “2005 First Quarter 10-QSB” and incorporated herein by reference)

10.10

Registration Rights Agreement among the Registrant and the Initial Stockholders (filed as Exhibit 10.10 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.10.1

Amendment to Registration Rights Agreement among the Registrant, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.2 to the Company’s 2005 First Quarter 10-QSB and incorporated herein by reference)

10.11

Letter Agreement between Coastal Acquisition, LLC and Registrant regarding administrative support (filed as Exhibit  10.11 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.12

Revolving Credit Agreement in the principle amount of $75,000 between the Registrant and Coastal Acquisition, LLC (filed as Exhibit 10.12 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.13

Warrant Purchase Agreement among Cary M. Grossman, W. Donald Brunson and I-Bankers Securities Incorporated and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

10.14

Resignation and Forfeiture Agreement, effective as of April 7, 2005, executed by Fred S. Zeidman and acknowledged and agreed to by the Company (filed as Exhibit 10.4 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

10.15

Financial Advisory Agreement dated as of February 17, 2005, by and between the Company and Sanders Morris Harris Inc. (filed as Exhibit 10.1 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

14	Code of Ethics (filed as Exhibit 14 of the 2005 First Quarter 10-QSB and incorporated herein by reference)
23.1	Consent of Independent Registered Public Account Firm*
31.1	Certification of Co-Chief Executive Officer and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

______________

* filed herewith

(b)	Reports on Form 8-K

1.	Form 8-K filed on February 6, 2006, including items 4.02 and 9.01.
2.	Form 8-K filed on February 2, 2006, including item 4.02.
3.	Form 8-K filed on December 8, 2005, including item 1.02.
4.	Form 8-K filed on April 11, 2005, including items 1.01, 1.02, 5.02, 8.01 and 9.01.
5.	Form 8-K filed on March 11, 2005, including items 1,01, 8.01 and 9.01.
6.	Form 8-K filed on February 28, 2005, including items 8.01 and 9.01.
7.	Form 8-K filed on February 24, 2005, including item 1.01.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The firm of Hein & Associates LLP acts as our principal accountant. The following is a summary of fees paid to our principal accountant for services rendered.

AUDIT FEES

During 2005, we paid $31,852 in fees to our principal accountant in connection with our initial public offering.

AUDIT-RELATED FEES

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

TAX FEES

During 2005, our principal accountant did not render assurance and related services reasonably related to the performance of the audit or review of financial statements.

ALL OTHER FEES

During 2005, there were no fees billed for products and services provided by the principal accountant other than those set forth above.

AUDIT COMMITTEE APPROVAL

We currently do not have an audit committee.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB to be signed on its behalf by the undersigned thereto duly authorized.

Coastal Bancshares Acquisition Corp.
(Registrant)

Date: March 17, 2006	By:	/s/ Cary M. Grossman
Cary M. Grossman
Co-Chief Executive Officer

By:	/s/ W. Donald Brunson
W. Donald Brunson
Co-Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report on Form 10-KSB has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Cary M. Grossman Cary M. Grossman	Co-Chief Executive Officer and Director (Principal Executive Officer and Principal Financial and Accounting Officer)	March 17, 2006
/s/ W. Donald Brunson W. Donald Brunson	Co-Chief Executive Officer, President and Director (Principal Executive Officer)	March 17, 2006
/s/ Scott Clingan Scott Clingan	Senior Vice President, Business Development	March 17, 2006

S-1

/s/ Jeffrey P. Sangalis Jeffrey P. Sangalis	Director	March 17, 2006
/s/ Lawrence Fisher Lawrence Fisher	Director	March 17, 2006

S-2

INDEX TO EXHIBITS

Exhibit No.	Description
3.1

Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

3.2	By-laws (incorporated by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)
4.2

Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

4.3

Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

4.4

Unit Purchase Option dated February 18, 2005, granted to I-Bankers Securities Corporation and Newbridge Securities Corporation (filed as Exhibit 4.4 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

4.5

Warrant Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 4.5 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

Index to Exhibits - 1

10.1

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Cary M. Grossman (filed as Exhibit 10.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.2

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and W. Donald Brunson (filed as Exhibit 10.2 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.3

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Scott Clingan (filed as Exhibit 10.3 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.4	Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Lawrence Fisher
10.5

Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Jeffrey P. Sangalis (filed as Exhibit 10.5 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.8

Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9

Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (filed as Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

Index to Exhibits - 2

10.9.1

Amendment to Stock Escrow Agreement, dated as of April 7, 2005, between the Registrant, Continental Stock Transfer & Trust Company, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.3 to the Company’s Form 10-QSB for the quarter ended March 31, 2005 (the “2005 First Quarter 10-QSB” and incorporated herein by reference)

10.10

Registration Rights Agreement among the Registrant and the Initial Stockholders (filed as Exhibit 10.10 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.10.1

Amendment to Registration Rights Agreement among the Registrant, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.2 to the Company’s 2005 First Quarter 10-QSB and incorporated herein by reference)

10.11

Letter Agreement between Coastal Acquisition, LLC and Registrant regarding administrative support (filed as Exhibit 10.11 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.12

Revolving Credit Agreement in the principle amount of $75,000 between the Registrant and Coastal Acquisition, LLC (filed as Exhibit 10.12 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.13

Warrant Purchase Agreement among Cary M. Grossman, W. Donald Brunson and I-Bankers Securities Incorporated and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

10.14

Resignation and Forfeiture Agreement, effective as of April 7, 2005, executed by Fred S. Zeidman and acknowledged and agreed to by the Company (filed as Exhibit 10.4 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

Index to Exhibits - 3

10.15

Financial Advisory Agreement dated as of February 17, 2005, by and between the Company and Sanders Morris Harris Inc. (filed as Exhibit 10.1 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

14	Code of Ethics (filed as Exhibit 14 of the 2005 First Quarter 10-QSB and incorporated herein by reference)
23.1	Consent of Independent Registered Public Account Firm*
31.1	Certification of Co-Chief Executive Officer and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Co-Chief Executive Officer and President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Co-Chief Executive Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

Index to Exhibits - 4