Form 10QSB
period 2006-03-31
Coastal Bancshares Acquisition Corp.
filed 2006-05-12
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________

FORM 10-QSB
__________________

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO _____________.

Commission File Number 000-51155

Coastal Bancshares Acquisition Corp.
___________________
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

As of March 31, 2006, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

ASSETS	December 31, 2005	March 31, 2006 (Unaudited)
Current assets:
Cash and cash equivalents	$925,643	$530,636
Trust Fund	29,269,727	29,561,533
Prepaid expensesTrust Fund	19,630	47,598
Total current assets	30,215,000	30,139,767
Deferred acquisition costs	—	322,638
Total Assets	$30,215,000	$30,462,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$95,550	$275,929
Federal income tax payable	123,000	64,000
Total Liabilities	218,550	339,929

Common stock subject to shareholders’ right to conversion; 1,103,448 shares at conversion value	5,851,018	5,909,350

Commitment - Note 6

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding: 1,000,000 shares in 2004, 6,520,000 in 2005 (including the 1,103,448 shares subject to possible conversion)	54,166	54,166
Additional paid-in capital	24,012,761	23,954,429
Deferred compensation	(93,506)	(57,542)
Earnings accumulated during the development stage	172,011	262,073
Total Stockholders’ Equity	24,145,432	24,213,126
Total Liabilities and Stockholders’ Equity	$30,215,000	$30,462,405

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Period from May 19,	Three Months Ended March 31,
	2004 (inception) to March 31, 2006	2005	2006
Formation and operating costs	$653,825	$67,935	$143,413

Operating loss	(653,825)	(67,935)	(143,413)
Interest income:
Received and accrued	754,798	2,526	4,771
Market value adjustment	347,202	78,490	291,806
Total interest income	1,102,000	81,016	296,577

Pre-tax income	448,175	13,081	153,164
Provision for income taxes	186,102	3,600	63,102

Net income	$262,073	$9,481	$90,062

Weighted average shares outstanding (basic and diluted)	4,290,925	3,576,000	6,520,000

Net income per share (basic and diluted)	$0.06	$0.00	$0.01

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	Period from May 19,	Three Months Ended March 31,
	2004 (inception) to March 31, 2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$262,073	$9,481	$90,062
Adjustments to reconcile net income to net cash provided by operating activities:
Increase in market value of treasury bill	(347,203)	(78,492)	(291,806)
Amortization of deferred compensation	141,458	—	35,964
Changes in operating assets and liabilities:
Increase in prepaid expenses	(47,598)	(114,505)	(27,968)
Increase (decrease) in accounts payable and accrued expenses	62,874	24,803	(32,676)
Increase (decrease) in income taxes payable	64,000	3,600	(59,000)
Net cash provided by (used in) operating activities	135,604	(155,113)	(285,424)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of treasury bill in trust account	(29,214,330)	(28,483,200)	—
Net cash used in investing activities	(29,214,330)	(28,483,200)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock	25,000
Gross proceeds from public offering	33,120,000	33,120,000	—
Costs of public offering	(3,426,055)	(3,362,523)	—
Deferred acquisition costs, net	(109,583)		(109,583)
Proceeds from stockholder loan	75,000	20,000	—
Repayment of stockholder loan	(75,000)	(75,000)	—
Net cash provided by (used in) financing activities	29,609,362	29,702,477	(109,583)

NET INCREASE (DECREASE) IN CASH	530,636	1,064,164	(395,007)
CASH AT BEGINNING OF PERIOD	—	21,711	925,643
CASH AT END OF PERIOD	$530,636	$1,085,875	$530,636

Supplemental disclosure of cash flow information:
Income taxes paid	$122,102	$—	$122,102
Supplemental disclosure of non-cash financing activities:
Deferred acquisition costs included in accounts payable	$213,055		$$213,055

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The financial statements included herein as of December 31, 2005 and March 31, 2006, and for the three month periods ended March 31, 2005 and 2006, and the period since inception (May 19, 2004) through March 31, 2006, have been prepared by Coastal Bancshares Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company had no operating activity for the period from inception on May 19, 2004 through August 5, 2004.

2. ORGANIZATION, BUSINESS OPERATIONS

Coastal Bancshares Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

The registration for the Company’s initial public offering (the “Offering”) of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters’ discount and offering expenses of approximately $29.9million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Using proceeds from the Offering, the amount of $28,483,200 was placed in an interest bearing trust account (“Trust Fund”) to be held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the merger with a target business (See Note 9) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to the Business Combination. The Business Combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company’s first Business Combination, these voting safeguards no longer apply.

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

The Company’s Certificate of Incorporation provides for the mandatory liquidation of the Company, without stockholder approval, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (August 18, 2006), or 24 months from the consummation of the Offering (February 18, 2007) if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering as described in Note 3).

3. PUBLIC OFFERING

On February 18, 2005, the Company sold 4,800,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 720,000 Units. On February 18, 2005, the underwriters exercised the entire amount of the option. Each Unit consists of one share of the Company’s common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or February 13, 2006, and expiring February 13, 2010. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters to purchase 325,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that the exercise price of the Warrants included in the Units will be $6.65 per share.

4. TREASURY SECURITIES

Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value are recognized currently in earnings.

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

7. COMMON STOCK

At December 31, 2005 and March 31, 2006, 50,000,000 shares of $0.01 par value common stock were authorized and 6,520,000 shares were outstanding. Of the common stock outstanding, 1,103,448 shares are subject to the right by stockholders to convert their shares into cash. The conversion amount per share is determined by dividing the balance in the trust account on the date when the right of conversion occurs by 5,520,000 shares. As of December 31, 2005 and March 31, 2006, the conversion amount would have been $5.30 and $5.36 per share, respectively.

8. PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

9. SUBSEQUENT EVENT

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub will merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). At the effective time of the Merger, Intercontinental will be the surviving corporation and become a wholly-owned subsidiary of Coastal. Intercontinental is the parent company of Intercontinental National Bank, based in San Antonio, Texas (the "Bank"). At the effective time and as a result of the Merger, the holders of Intercontinental common stock will receive approximately $16.8 million in cash in exchange for their shares, subject to adjustment based on certain conditions. Consummation of the Merger is subject to the approval of the Company’s shareholders and certain other conditions, including that the Merger cannot be consummated if holders of 20% or more of the Company’s common stock vote against the merger and demand that their shares of common stock of the Company be converted to cash.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the financial statements and footnotes thereto incorporated by reference in this report.

Forward Looking Statements

Certain statements contained in this interim report that are not historical facts, including, but not limited to, statements that can be identified by the use of forward-looking terminology such as “may,” “expect,” “anticipate,” “predict,” “believe,” “plan,” “estimate” or “continue” or the negative thereof or other variations thereon or comparable terminology, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and involve a number of risks and uncertainties. The actual results of the future events described in such forward-looking statements in this interim report could differ materially from those stated in such forward-looking statements due to various factors, including but not limited to, our being a development stage company with no operating history, our dependence on key personnel some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the banking industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission, including our Registration Statement on Form S-1 that was declared effective February 14, 2005 and the definitive Prospectus thereunder, our annual report on Form 10-KSB filed with the Securities and Exchange Commission on March 17, 2006, and the uncertainties set forth from time to time in the Company’s filings and other public statements.

Plan of Operation:

We were incorporated on May 19, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. We consummated our initial public offering (the “Offering”) on February 18, 2005. The net proceeds, after deducting the underwriters discount and offering expenses, and including the sale of 720,000 units in the underwriters over-allotment option, was $29,693,945. $28,483,200 of these net proceeds has been placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination.

Results of Operations:

For the three months ended March 31, 2006, we had net income of $90,062. We earned interest income of $4,771 on our money market account. The unrealized appreciation in the value of our trust account was $291,806. We incurred operating expenses of $143,413. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $63,102.

Liquidity and Capital Resources:

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $29.7 million. As of March 31, 2006, we had cash of approximately $530,636. The net proceeds of our IPO and initial capitalization reduced by the amount we placed in the trust account was approximately $1.236 million. The difference of approximately $705 thousand is the amount of cash we have used since inception. We have used $172,040 to pay for our Directors’ & Officers liability insurance policies, $109,583 for costs associated with our pending merger, $185,877 for income and franchise taxes, $100,180 for monthly overhead fees to Coastal Acquisition, LLC., $52,300 for financial advisory fees, and $58,330 for professional fees. The balance of approximately $27 thousand was used to pay general and administrative expenses, public company expenses and other expenses.

As of March 31, 2006, we had cash of $530,636. In 2006, we will generate interest income on our cash outside of the trust account which can also be used to pay part of our costs and expenses. From January 1, 2006 through the August 15, 2006, the date we expect to consummate a business combination, we currently estimate our use of cash as follows:

Accounts payable and accrued expenses as of March 31, 2006	$276,000
Overhead fee to Coastal Acquisition, LLC.	37,500
Legal and accounting fees for SEC related purposes	15,000
Legal and other professional fees related to a business combination	50,000
Other	50,000
$428,500

Our cash requirements could change based on the timing, nature and outcome of our pending business combination. In addition, depending on the outcome of the business combination we are pursuing, we could incur a Delaware franchise tax liability and a federal income tax liability for 2006 and those liabilities could become due before we have completed a business combination or generated the capital from other sources to pay the liability. If we do obtain the requisite shareholder approval to complete our pending business combination, we will be responsible for a termination fee of $200,000 plus certain expenses. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business or to complete our pending business combination. However, circumstances could change and we could need to raise additional funds through a private offering of debt or equity securities.

We are obligated, commencing February 14, 2005, to pay to Coastal Acquisition, LLC, an affiliate of several of our directors and executive officers, a monthly fee of $7,500 for general and administrative services.

Recent Developments:

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub will merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). At the effective time of the Merger, Intercontinental will be the surviving corporation and become a wholly-owned subsidiary of Coastal. Intercontinental is the parent company of Intercontinental National Bank, based in San Antonio, Texas (the "Bank").
At the effective time and as a result of the Merger, the holders of Intercontinental common stock will receive approximately $16.8 million in cash in exchange for their shares, subject to adjustment based on certain conditions. Consummation of the Merger is subject to the approval of the Company’s shareholders and certain other conditions, including that the Merger cannot be consummated if holders of 20% or more of the Company’s common stock vote against the merger and demand that their shares of common stock of the Company be converted to cash. .

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated April 5, 2006 and filed with the Securities and Exchange Commission on April 10, 2006, and our preliminary proxy statement filed with the Securities and Exchange Commission on May 2, 2006.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by Small Business Issuer.

None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1 Agreement and Plan of Merger dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Coastal Merger Corp. and Intercontinental Bank Shares Corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-B).

10.1 Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Richard E. Burciaga

10.2 Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Steven J. Pritchard

10.3 Subscription Agreement dated as of April 5, 2006 by and between Coastal Bancshares Acquisition Corp. and Steven J. Pritchard

31.1 Section 302 Certification by CEO

31.2 Section 302 Certification by President

32.1 Section 906 Certification by CEO

32.2 Section 906 Certification by President

(b) Reports on Form 8-K:

Form 8-K filed on February 2, 2006, including item 4.02
Form 8-K filed on February 6, 2006, including items 4.02 and 9.01
Form 8-K filed on April 10, 2006, including items 1.01, 5.02 and 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 12, 2006
COASTAL BANCSHARES ACQUISITION CORP.

	By:	/s/ Cary M. Grossman
Cary M. Grossman Chief Executive Officer

EXHIBIT INDEX

Number   Description

(a)  Exhibits:

2.1   Agreement and Plan of Merger dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Coastal Merger Corp. and Intercontinental Bank Shares Corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-B).

10. 1            Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Richard E. Burciaga

10.2             Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Steven J. Pritchard

10.3             Subscription Agreement dated as of April 5, 2006 by and between Coastal Bancshares Acquisition Corp. and Steven J. Pritchard

31.1             Section 302 Certification by CEO

31.2             Section 302 Certification by President

32.1             Section 906 Certification by CEO

32.2             Section 906 Certification by President