Form 10KSB/A
period 2005-12-31
Coastal Bancshares Acquisition Corp.
filed 2006-06-26
CIK 1300335

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB/A

☒	Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005
☐	Transition report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the transition period from _____________to _____________

Commission File Number: 000-50813

COASTAL BANCSHARES ACQUISITION CORP.
(Name of Small Business Issuer in Its Charter)
Delaware (State or Other Jurisdiction of Incorporation or Organization) 9821 Katy Freeway, Suite 500 Houston, Texas (Address of Principal Executive Offices)	20-1191778 (I.R.S. Employer Identification No.) 77024 (Zip code)
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

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Coastal Bancshares Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 17, 2006 (the “Form 10-KSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-KSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-KSB.

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

Recent Developments

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

Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	factoring accounts receivable;

•	making, acquiring, brokering or servicing loans and usual related activities;

•	leasing personal or real property;

•	operating a non-bank depository institution, such as a savings association;

•	trust company functions;

•	financial and investment advisory activities;

•	conducting discount securities brokerage activities;

•	underwriting and dealing in government obligations and money market instruments;

•	providing specified management consulting and counseling activities;

•	performing selected data processing services and support services;

•	acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	performing selected insurance underwriting activities.

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

OTC
BULLETIN BOARD
BID PRICE

	UNITS		COMMON STOCK		WARRANTS
2005	HIGH	LOW	HIGH	LOW	HIGH	LOW
First Quarter	$6.58	$6.18	$5.09	$4.91	$0.76	$0.65
Second Quarter	6.25	5.90	5.01	4.88	0.65	0.48
Third Quarter	6.43	5.81	6.00	4.85	0.79	0.46
Fourth Quarter	6.16	5.90	5.12	4.88	0.61	0.41

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

Critical Accounting Policies:

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses and related disclosures. Actual results could differ from those estimates.

We believe the following critical accounting policy, among others, affect the more significant estimates and assumptions used in the preparation of our financial statements.

Potential Obligation for Warrant Settlement

We have outstanding warrants, which provide for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock underlying our warrants is not within our control. As a result, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires that we record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

Results of Operations:

For the year ended December 31, 2004, we had no operations or activities except for our initial capitalization on August 5, 2004 and activities associated with planning and preparation for an initial public offering. Our net loss in 2004 was $2,454.

For the year ended December 31, 2005, we had a net income of $2,603,265. We earned interest income of $18,899 on our money market account and $731,129 on our trust account. The unrealized appreciation in the value of our trust account was $55,397. We incurred operating expenses of $507,960 which was offset by income from a reduction of our warrant liability of $2,428,800. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, financial advisory fees, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $123,000. We established a reserve against deferred tax assets from our 2004 net operating loss carry-forward due to the uncertainty about our ability to generate future income before taxes. We were able to utilize the carry-forward in 2005.

Restatement

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the Units sold in our initial public offering have been reported as a liability. The warrant agreement provides for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within our control. As a result, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability in our balance sheets was determined using the trading value of the warrants. The fair value of the warrant liability at February 14 and 18, 2005 (the dates of issuance), March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005 was $7,176,000, $8,721,600, $5,299,200, $6,624,000, and $4,747,200, respectively. The fair value of the warrants was determined by the trading value of the securities on the last day of each period. Amounts reported as warrant liability income in our statements of operations resulting from the change in valuation of the warrant liability was $0 and $2,428,800 for 2004 and 2005, respectively.

We had previously issued financial statements which did not present the warrant liability. Our 2005 financial statements have been restated to correct this error. The impact of the correction of this error on previously reported financial statements is as follows:

(in thousands except share and per share amounts)
	As of and for the Three Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,762	$29,762	$29,872	$29,872	$30,044	$30,044
Liabilities	$36	$8,758	$71	$5,370	$149	$6,773
Common stock subject to conversion	$5,709	$5,709	$5,752	$5,752	$5,802	$5,802
Stockholders' equity	$24,016	$15,295	$24,049	$18,750	$24,094	$17,470
Warranty liability income (expense)	$—	$(1,546)	$—	$3,422	$—	$(1,325)
Pre-tax income (loss)	$13	$(1,533)	$81	$3,503	$81	$(1,243)
Provision for income taxes	$3	$3	$40	$40	$23	$23
Net income (loss)	$9	$(1,536)	$41	$3,463	$59	$(1,266)
Weighted average shares:
Basic	3,576,000	3,576,000	6,520,000	6,520,000	6,520,000	6,520,000
Diluted	3,576,000	3,576,000	6,520,000	17,560,000	6,520,000	6,520,000

Earnings (loss) per share:
Basic	$—	$(0.43)	$0.01	$0.53	$0.01	$(0.19)
Diluted	$—	$(0.43)	$0.01	$—	$0.01	$(0.19)

(in thousands except share and per share amounts)

	As of and for the Six Months Ended June 30, 2005		As of and for the Nine Months Ended September 30, 2005		As of and for the Year Ended December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,872	$29,872	$30,044	$30,044	$30,215	$30,215
Liabilities	$71	$5,370	$149	$6,773	$219	$4,966
Common stock subject to conversion	$5,752	$5,752	$5,802	$5,802	$5,851	$5,851
Stockholders' equity	$24,049	$18,750	$24,094	$17,470	$24,145	$19,398
Warranty liability income	$—	$1,877	$—	$552	$—	$2,429
Pre-tax income	$94	$1,971	$175	$727	$297	$2,726
Provision for income taxes	$43	$43	$66	$66	$123	$123
Net income	$51	$1,928	$109	$661	$174	$2,603
Weighted average shares:
Basic	5,056,133	5,056,133	5,549,451	5,549,451	5,794,082	5,794,082
Diluted	5,056,133	13,168,398	5,549,451	14,648,352	5,794,082	15,382,247

Earnings per share:
Basic	$0.01	$0.38	$0.02	$0.12	$0.03	$0.45
Diluted	$0.01	$—	$0.02	$0.01	$0.03	$0.01

Liquidity and Capital Resources:

The net proceeds from the Offering and the capital contributed by our initial stockholders amounted to approximately $29.7 million. As of December 31, 2005, we had cash of approximately $925,600. Our December 31, 2005 cash balance plus the $28,483,200 we placed in our trust account after our Offering is a total of approximately $29,408,800. The difference between the sum of our initial capitalization plus the net proceeds of the Offering reduced by the sum of our cash and amount we placed in trust (described in the preceding sentence) is approximately $310,200, which is the amount of cash we have used since inception. We used $126,500 to pay for our Directors’ & Officers liability insurance policy which was $115,000, and to prepay for one year of certain other expenses, $77,680 for monthly overhead fees to Coastal Acquisition, LLC, $52,300 for financial advisory fees, and $43,825 for professional fees. The balance of $9,895 was used to pay general and administrative expenses.

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

As discussed in Note 1 to the financial statements, the Company has restated the accompanying financial statements to reflect the warrants outstanding in connection with the Company’s initial public offering as a liability.

Hein & Associates LLP
Houston, Texas
January 31, 2006 (except for paragraphs 6, 7 and 8 of Note 1 to which the date is June 19, 2006)

Coastal Bancshares Acquisition
(A Corporation in the Development Stage)

BALANCE SHEETS

	December 31,
ASSETS	(Restated) 2005	2004
Current assets:
Cash and cash equivalents	$925,643	$21,711
Trust Fund	29,269,727	—
Prepaid expenses Trust Fund	19,630	—
Total current assets	30,215,000	21,711
Deferred offering costs	—	63,532
Total Assets	$30,215,000	$85,243

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$95,550	$7,697
Note payable, stockholder	—	55,000
Federal income tax payable	123,000	—
Warrant liability	4,747,200	—
Total Liabilities	4,965,750	62,697

Common stock subject to stockholders’ right to conversion; 1,103,448 shares at conversion value	5,851,018	—

Commitment - Note 7

Stockholders’ Equity:
Preferred stock, $0.01 par value Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding: 1,000,000 shares in 2004, 6,520,000 in 2005 (including the 1,103,448 shares subject to possible conversion)	54,166	10,000
Additional paid-in capital	16,836,761	15,000
Deferred compensation	(93,506)	—
Earnings (Deficit) accumulated during the development stage	2,600,811	(2,454)
Total Stockholders’ Equity	19,398,232	22,546
Total Liabilities and Stockholders’ Equity	$30,215,000	$85,243

See accompanying notes to financial statements.

Coastal Bancshares Acquisition
(A Corporation in the Development Stage)

STATEMENTS OF OPERATIONS

		Period from May 19, 2004 (inception) to December 31,
	Year Ended December 31, 2005 (Restated)	2004	2005 (Restated)
Reduction in warrant liability	$2,428,800	$—	$2,428,800
Formation and operating costs	(507,960)	(2,454)	(510,414)
Operating income (loss)	1,920,840	(2,454)	1,918,386
Interest income:
Received and accrued	750,028	—	750,028
Market value adjustment	55,397	—	55,397
Total interest income	805,425	—	805,425

Pre-tax income (loss)	2,726,265	(2,454)	2,723,811
Provision for income taxes	123,000	—	123,000

Net income (loss)	$2,603,265	$(2,454)	$2,600,811

Weighted average shares outstanding (basic and diluted)
Basic	5,794,082	650,442	4,680,000
Diluted	15,382,247	650,442	11,671,263

Net income (loss) per share
Basic	$0.45	$0.00	$0.56
Diluted	$0.01	$0.00	$0.01

See accompanying notes to financial statements.

Coastal Bancshares Acquisition
(A Corporation in the Development Stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY
(RESTATED AS TO 2005)

	Common Stock				Earnings (Deficit)
	Shares	Amount	Additional Paid-in Capital	Deferred Compensation	Accumulated During Development Stage	Total Stockholders’ Equity
Common shares issued August 6, 2004 at $0.025 per share	1,000,000	$10,000	$15,000	$—	$—	$25,000
Net loss	—	—	—	—	(2,454)	(2,454)

Balance at December 31, 2004	1,000,000	10,000	15,000	—	(2,454)	22,546

Proceeds of initial public offering, net	5,520,000	55,200	29,638,745	—	—	29,693,945
Reduction of stockholders’ equity related to 1,103,448 shares of common stock subject to possible conversion	—	(11,034)	(5,682,758)	—	—	(5,693,792)
Reduction in stockholders’ equity related to warrant liability			(7,176,000)			(7,176,000)
Increase in value of common stock subject to possible conversion	—	—	(157,226)	—	—	(157,226)
Deferred compensation	—	—	199,000	(199,000)	—	—
Amortization of deferred compensation	—	—	—	105,494	—	105,494
Net income	—	—	—	—	2,603,265	2,603,265

Balance at December 31, 2005	6,520,000	$54,166	$16,836,761	$(93,506)	$2,600,811	$19,398,232

See accompanying notes to financial statements.

Coastal Bancshares Acquisition
(A Corporation in the Development Stage)

STATEMENTS OF CASH FLOWS

	Year Ended December 31,	Period from May 19, 2004 (inception) to December 31,
	2005 (Restated)	2004	(Restated) 2005
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$2,603,265	$(2,454)	$2,600,811
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in market value of treasury bill	(55,397)	—	(55,397)
Amortization of deferred compensation	105,494	—	105,494
Common stock granted as compensation	(199,000)	—	(199,000)
Decrease in warrant liability	(2,428,800)		(2,428,800)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(19,630)	—	(19,630)
Increase in accounts payable and accrued expenses	87,853	7,697	95,550
Increase in income taxes payable	123,000	—	123,000
Net cash provided by operating activities	216,785	5,243	222,028

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of treasury bill in trust account	(29,214,330)	—	(29,214,330)
Net cash used in investing activities	(29,214,330)	—	(29,214,330)

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock		25,000	25,000
Gross proceeds from public offering	33,120,000	—	33,120,000
Costs of public offering	(3,163,523)	—	(3,227,055)
Proceeds from stockholder loan	20,000	55,000	75,000
Repayment of stockholder loan	(75,000)	—	(75,000)
Deferred costs of public offering	—	(63,532)	—
Net cash provided by financing activities	29,901477	16,468	29,917,945

NET INCREASE IN CASH	903,932	21,711	925,643
CASH AT BEGINNING OF PERIOD	21,711	—	—
CASH AT END OF PERIOD	$925,643	$21,711	$925,643

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

The Company has signed a definitive agreement for the merger with a target business (See Note 11) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to the Business Combination. The Business Combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company’s first Business Combination, these voting safeguards no longer apply.

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

        Restatement

        Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability in the accompanying balance sheets was determined using the trading value of the warrants. The value assigned to the warrant liability at February 14 and 18, 2005 (the dates of issuance), March 31, 2005, June 30, 2005, September 30, 2005, and December 31, 2005 was $7,176,000, $8,721,600, $5,299,200, $6,624,000, and $4,747,200, respectively. The fair value of the warrants was determined by the trading value of the securities on the last day of each period.

Amounts reported as warrant liability income in the accompanying statement of operations resulting from the change in valuation of the warrant liability was $0 and $2,428,800 for 2004 and 2005, respectively.

The Company had previously issued financial statements which did not present the warrant liability. The accompanying 2005 financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except share and per share amounts)
	As of and for the Three Months Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,762	$29,762	$29,872	$29,872	$30,044	$30,044
Liabilities	$36	$8,758	$71	$5,370	$149	$6,773
Common stock subject to conversion	$5,709	$5,709	$5,752	$5,752	$5,802	$5,802
Stockholders' equity	$24,016	$15,295	$24,049	$18,750	$24,094	$17,470
Warranty liability income (expense)	$—	$(1,546)	$—	$3,422	$—	$(1,325)
Pre-tax income (loss)	$13	$(1,533)	$81	$3,503	$81	$(1,243)
Provision for income taxes	$3	$3	$40	$40	$23	$23
Net income (loss)	$9	$(1,536)	$41	$3,463	$59	$(1,266)

Weighted average shares:
Basic	3,576,000	3,576,000	6,520,000	6,520,000	6,520,000	6,520,000
Diluted	3,576,000	3,576,000	6,520,000	17,560,000	6,520,000	6,520,000

Earnings (loss) per share
Basic	$—	$(0.43)	$0.01	$0.53	$0.01	$(0.19)
Diluted	$—	$(0.43)	$0.01	$—	$0.01	$(0.19)

(in thousands except share and per share amounts)

	As of and for the Six Months Ended June 30, 2005		As of and for the Nine Months Ended September 30, 2005		As of and for the Year Ended December 31, 2005

	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,872	$29,872	$30,044	$30,044	$30,215	$30,215
Liabilities	$71	$5,370	$149	$6,773	$219	$4,966
Common stock subject to conversion	$5,752	$5,752	$5,802	$5,802	$5,851	$5,851
Stockholders' equity	$24,049	$18,750	$24,094	$17,470	$24,145	$19,398
Warranty liability income (expense)	$—	$1,877	$—	$552	$—	$2,429
Pre-tax income	$94	$1,971	$175	$727	$297	$2,726
Provision for income taxes (benefit)	$43	$43	$66	$66	$123	$123
Net income	$51	$1,928	$109	$661	$174	$2,603

Weighted average shares:
Basic	5,056,133	5,056,133	5,549,451	5,549,451	5,794,082	5,794,082
Diluted	5,056,133	13,168,398	5,549,451	14,648,352	5,794,082	15,382,247

Earnings per share
Basic	$0.01	$0.38	$0.02	$0.12	$0.03	$0.45
Diluted	$0.01	$—	$0.02	$0.01	$0.03	$0.01

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

Warrant liability

The Company has outstanding warrants, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19“Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock underlying the Company’s warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

Earnings per Common Share

Basic earnings per share (“EPS”) is computed by dividing net income applicable to common stock by the weighted average common shares outstanding during the period. Diluted EPS reflects the additional dilution for all potentially dilutive securities such as stock warrants. The Company’s outstanding warrants had a dilutive share impact of - and 9,588,165 for the years ended December 31, 2004 and 2005, respectively, and 6,991,263 for the period since inception through December 31, 2005.

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

6. INCOME TAXES

The difference between income taxes computed at statutory rates and the Company’s provision is as follows:

		Period from May 19, 2004 (inception) to December 31,
	Year Ended December 31, 2005	2004	2005

Pre-tax income (loss)	$2,726,265	$(2,454)	$2,723,811

Income tax (benefit) computed at statutory rates	926,900	(800)	926,100
Permanent difference related to warrant liability income	(825,800)	—	(825,800)
Effect of timing difference related to deductibility of:
Net-operating loss carryforward	(800)	800	—
Deferred compensation	35,900	—	35,900
Other	(13,200)	—	(13,200)

	$123,000	$—	$123,000

The components of the Company’s deferred tax assets and liabilities is as follows:

	As of December 31,
Deferred tax assets:	2004	2005
Effect of net operating loss carry-forward	$(834)	$—
Effect of deferred compensation	—	35,900
Less reserve	834	(35,900)
Total	$—	$—
Deferred tax liabilities:	$—	$—

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

11. PROPOSED BUSINESS COMBINATION

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

Item 8. Changes In and Disagreements With Accountants or Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Item 8A. Controls and Procedures

Under  the  supervision  and  with  the  participation  of our management, including our principal executive officers and principal financial officer, we have evaluated  the  effectiveness  of the design  and  operation  of our  disclosure controls and procedures as of December 31, 2005 (the  “Evaluation  Date”), and, based on their  evaluation, our principal executive officers and principal financial officer have concluded  that these controls and procedures  were effective as of the Evaluation Date. However, in connection with the preparation of Amendment No. 1 to our Proxy Statement related to the Agreement and Plan of Merger, dated as of April 5, 2006, by and among our company and our wholly-owned subsidiary Coastal Merger Corp., a Texas corporation and Intercontinental Bank Shares Corporation, a Texas corporation, in consultation with our independent registered accounting firm, Hein & Associates LLP (“Hein”), we determined that we needed to reclassify certain amounts in our financial statements to report the warrants issued as part of the units in our initial public offering as a liability. Hein based its conclusions upon a comment received from the Securities and Exchange Commission in connection with the preparation of the Registration Statement for another targeted acquisition company similar to ourselves and after further review of the relevant accounting literature. We addressed this concern by determining to restate our Form 10-KSB for the fiscal year ended December 31, 2005 and our Form 10-QSB for the period ended March 31, 2006 to reflect this reclassification. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons

Directors And Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
W. Donald Brunson	61	Co-Chief Executive Officer, President and Director
Cary M. Grossman	51	Co-Chief Executive Officer and Chairman of the Board of Directors
Scott Clingan	45	Senior Vice President, Corporate Development
Lawrence Fisher	67	Director
Jeffrey P. Sangalis.	47	Director

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

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Approximate Percentage of Outstanding Common Stock

Cary M. Grossman(2)(3)	282,500	4.3%

Coastal Acquisition, LLC (4)	300,000	4.6%

W. Donald Brunson	242,500	3.7%

Scott Clingan	85,000	1.3%

Lawrence Fisher	40,000	*

Jeffrey P. Sangalis	50,000	*

All directors and executive officers as a group (5 individuals)	1,000,000	15.3%

Sapling, LLC(5)	356,623	5.5%

Amaranth, LLC(6)	640,000	9.8%

* less than 1%.

(1)	Unless otherwise indicated, the business address of each of the following is 9821 Katy Freeway, Suite 500, Houston, Texas 77024.

(2)	Mr. Grossman’s shares are held by Grossman Family Limited Partnership, of which Mr. Grossman is a general partner.

(3)	The shares do not include 300,000 shares held by Coastal Acquisition, LLC, of which Mr. Grossman is the sole manager and has sole voting and disposition power.

(4)	Mr. Grossman, the sole manager of Coastal Acquisition, LLC, has sole voting and disposition power with respect to such shares.

(5)	The business address for Sapling, LLC is 535 Fifth Ave., 31st Floor, New York, New York 10003.

(6)	The business address for Amaranth, LLC is is One American Lane, Greenwich, Connecticut 06831.

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

1.1
Underwriting Agreement by and between the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation dated February 14, 2005 (filed as Exhibit 1.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

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

10.5
Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Jeffrey P. Sangalis (filed as Exhibit 10.5 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.8
Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9
Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (filed as Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9.1
Amendment to Stock Escrow Agreement, dated as of April 7, 2005, between the Registrant, Continental Stock Transfer & Trust Company, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.3 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

10.10
Registration Rights Agreement among the Registrant and the Initial Stockholders (filed as Exhibit 10.10 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.10.1
Amendment to Registration Rights Agreement among the Registrant, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended March 31, 2005 (the “2005 First Quarter 10-QSB”) and incorporated herein by reference

10.11
Letter Agreement between Coastal Acquisition, LLC and Registrant regarding administrative support (filed as Exhibit 10.11 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.12
Revolving Credit Agreement in the principle amount of $75,000 between the Registrant and Coastal Acquisition, LLC (filed as Exhibit 10.12 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.13
Warrant Purchase Agreement among Cary M. Grossman, W. Donald Brunson and I-Bankers Securities Incorporated and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

10.14
Resignation and Forfeiture Agreement, effective as of April 7, 2005, executed by Fred S. Zeidman and acknowledged and agreed to by the Company (filed as Exhibit 10.4 to the First Quarter 10-QSB and incorporated herein by reference)

10.15
Financial Advisory Agreement dated as of February 17, 2005, by and between the Company and Sanders Morris Harris Inc. (filed as Exhibit 10.1 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

14	Code of Ethics (filed as Exhibit 14 of the 2005 First Quarter 10-QSB and incorporated herein by reference)

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

** previously filed

(b) Reports on Form 8-K

1.  Form 8-K filed on February 6, 2006, including items 4.02 and 9.01
2.  Form 8-K filed on February 2, 2006, including item 4.02
3.  Form 8-K filed on December 8, 2005, including item 1.02

4.  Form 8-K filed on April 11, 2005, including items 1.01, 1.02, 5.02, 8.01 and 9.01
5.  Form 8-K filed on March 11, 2005, including items 1,01, 8.01 and 9.01
6.  Form 8-K filed on February 28, 2005, including items 8.01 and 9.01
7.  Form 8-K filed on February 24, 2005, including item 1.01

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report on Form 10-KSB/A to be signed on its behalf by the undersigned thereto duly authorized.

Coastal Bancshares Acquisition Corp. (Registrant)

Date: June 22, 2006	By:	/s/ Cary M. Grossman
Cary M. Grossman Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

1.1
Underwriting Agreement by and between the Company, I-Bankers Securities Incorporated and Newbridge Securities Corporation dated February 14, 2005 (filed as Exhibit 1.1 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

3.1
Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

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

10.5
Letter Agreement among the Registrant, Newbridge Securities and I-Bankers Securities Incorporated and Jeffrey P. Sangalis (filed as Exhibit 10.5 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.8
Investment Management Trust Agreement between American Stock Transfer & Trust Company and the Registrant (filed as Exhibit 10.8 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9
Stock Escrow Agreement between the Registrant, Continental Stock Transfer & Trust Company and the Initial Stockholders (filed as Exhibit 10.9 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.9.1
Amendment to Stock Escrow Agreement, dated as of April 7, 2005, between the Registrant, Continental Stock Transfer & Trust Company, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.3 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

10.10
Registration Rights Agreement among the Registrant and the Initial Stockholders (filed as Exhibit 10.10 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.10.1
Amendment to Registration Rights Agreement among the Registrant, the Initial Stockholders and Lawrence Fisher (filed as Exhibit 10.2 to the Company’s Form 10-QSB for the quarter ended March 31, 2005 (the “2005 First Quarter 10-QSB”) and incorporated herein by reference

10.11
Letter Agreement between Coastal Acquisition, LLC and Registrant regarding administrative support (filed as Exhibit 10.11 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.12
Revolving Credit Agreement in the principle amount of $75,000 between the Registrant and Coastal Acquisition, LLC (filed as Exhibit 10.12 to the Company’s Form 10-KSB for the fiscal year ended December 31, 2004, and incorporated herein by reference)

10.13
Warrant Purchase Agreement among Cary M. Grossman, W. Donald Brunson and I-Bankers Securities Incorporated and Newbridge Securities Corporation (incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1, registration no. 333-118294, filed with the Securities and Exchange Commission)

10.14
Resignation and Forfeiture Agreement, effective as of April 7, 2005, executed by Fred S. Zeidman and acknowledged and agreed to by the Company (filed as Exhibit 10.4 to the First Quarter 10-QSB and incorporated herein by reference)

10.15
Financial Advisory Agreement dated as of February 17, 2005, by and between the Company and Sanders Morris Harris Inc. (filed as Exhibit 10.1 to the 2005 First Quarter 10-QSB and incorporated herein by reference)

14	Code of Ethics (filed as Exhibit 14 of the 2005 First Quarter 10-QSB and incorporated herein by reference)

23.1	Consent of Independent Registered Public Accounting Firm**

31.1	Certification of Chief Executive Officer and Chairman pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of President pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer and President pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* filed herewith

** previously filed