Form 10QSB/A
period 2006-03-31
Coastal Bancshares Acquisition Corp.
filed 2006-06-26
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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
Yes ☐ No ☒

Coastal Bancshares Acquisition Corp., a Delaware corporation (the “Company”), hereby amends, as set forth herein, the Company’s Quarterly Report on Form 10-QSB for the period ended March 31, 2006 filed with the Securities and Exchange Commission on May 12, 2006 (the “Form 10-QSB”). The item numbers and responses thereto are in accordance with the requirements of Form 10-QSB. All capitalized terms used and not otherwise defined herein shall have the meaning specified in the Form 10-QSB.

PART I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

	December 31, 2005 (Restated)	March 31, 2006 (Restated) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$925,643	$530,636
Trust Fund	29,269,727	29,561,533
Prepaid expenses Trust Fund	19,630	47,598
Total current assets	30,215,000	30,139,767
Deferred acquisition costs	—	322,638
Total Assets	$30,215,000	$30,462,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses	$95,550	$275,929
Federal income tax payable	123,000	64,000
Warrant liability	4,747,200	6,624,000
Total Liabilities	4,965,750	6,963,929

Common stock subject to stockholders’ right to conversion; 1,103,448 shares at conversion value	5,851,018	5,909,350

Commitment – Note 6

Stockholders’ Equity:
Preferred stock, $0.01 par value
Authorized 5,000,000 shares; none issued	—	—
Common stock, $0.01 par value
Authorized 50,000,000 shares
Issued and outstanding: 1,000,000 shares in 2004, 6,520,000 in 2005 (including the 1,103,448 shares subject to possible conversion)	54,166	54,166
Additional paid-in capital	16,836,761	16,778,429
Deferred compensation	(93,506)	(57,542)
Earnings accumulated during the development stage	2,600,811	814,073
Total Stockholders’ Equity	19,398,232	17,589,126
Total Liabilities and Stockholders’ Equity	$30,215,000	$30,462,405

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS
(RESTATED)
	Period from May 19, 2004 (inception) to
		Three Months Ended March 31,
	March 31, 2006	2005	2006

(Increase) decrease in warrant liability	552,000	(1,545,600)	(1,876,800)
Formation and operating costs	$(653,825)	$(67,935)	$(143,413)

Operating loss	(101,825)	(1,613,535)	(2,020,213)
Interest income:
Received and accrued	754,798	2,526	4,771
Market value adjustment	347,202	78,490	291,806
Total interest income	1,102,000	81,016	296,577

Pre-tax income (loss)	1,000,175	(1,532,519)	(1,723,636)
Provision for income taxes (benefit)	186,102	3,600	63,102

Net income (loss)	$814,073	$(1,536,119)	$(1,786,738)

Weighted average shares outstanding:
Basic	4,290,925	3,576,000	6,520,000
Diluted	10,872,775	3,576,000	6,520,000

Net income (loss) per share:
Basic	$0.19	$(0.43)	$(0.27)
Diluted	$0.02	$(0.43)	$(0.27)

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
(RESTATED)

	Period from May 19, 2004 (inception) to	Three Months Ended March 31,
	March 31, 2006	2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income (loss)	$814,073	$(1,536,119)	$(1,786,738)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Increase in market value of treasury bill	(347,203)	(78,490)	(291,806)
Amortization of deferred compensation	141,458	—	35,964
Common stock granted as compensation	(199,000)
Increase (decrease) in warrant liability	(552,000)	1,545,600	1,876,800
Changes in operating assets and liabilities:
Increase in prepaid expenses	(47,598)	(114,505)	(27,968)
Increase (decrease) in accounts payable and accrued expenses	62,874	24,803	(32,676)
Increase (decrease) in income taxes payable	64,000	3,600	(59,000)
Net cash provided by (used in) operating activities	(63,396)	(155,111)	(285,424)

CASH FLOW FROM INVESTING ACTIVITIES
Purchases of treasury bill in trust account	(29,214,330)	(28,483,200)	—
Net cash used in investing activities	(29,214,330)	(28,483,200)	—

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock	25,000
Gross proceeds from public offering	33,120,000	33,120,000	—
Costs of public offering	(3,227,055)	(3,362,525)	—
Deferred acquisition costs, net	(109,583)		(109,583)
Proceeds from stockholder loan	75,000	20,000	—
Repayment of stockholder loan	(75,000)	(75,000)	—
Net cash provided by (used in) financing activities	29,808,362	29,702,475	(109,583)

NET INCREASE (DECREASE) IN CASH	530,636	1,064,164	(395,007)
CASH AT BEGINNING OF PERIOD	—	21,711	925,643
CASH AT END OF PERIOD	$530,636	$1,085,875	$530,636

Supplemental disclosure of cash flow information:
Income taxes paid	$122,102	$—	$122,102
Supplemental disclosure of non-cash financing activities:
Deferred acquisition costs included in accounts payable	$213,055	$—	$213,055

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

Restatement

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the Units have been reported as a liability. The warrant agreement provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability in the accompanying balance sheets was determined using the trading value of the warrants. The value assigned to the warrant liability at February 14 and 18, 2005 (the dates of issuance), December 31, 2005, and March 31, 2006 was $7,176,000, $4,747,200 and $6,624,000, respectively. The fair value of the warrants was determined by the trading value of the securities on the last day of each period.

Amounts reported as warrant liability expense in the accompanying statement of operations resulting from the change in valuation of the warrant liability was $1,545,600 and $1,876,800 for three month periods ended March 31, 2005 and 2006, respectively.

The Company had previously issued financial statements which did not present the warrant liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except share and per share amounts)

	As of and for the Three Months Ended March 31, 2005		As of and for the Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,762	$29,762	$30,462	$30,462

Liabilities	$36	$8,758	$340	$6,964

Common stock subject to conversion	$5,709	$5,709	$5,909	$5,909

Stockholders' equity	$24,016	$15,295	$24,213	$17,589

Warranty liability income (expense)	$-	$(1,546)	$-	$(1,877)

Pre-tax income (loss)	$13	$(1,533)	$153	$(1,724)

Provision for income taxes	$3	$3	$63	$63

Net income (loss)	$9	$(1,536)	$90	$(1,787)

Weighted average shares:
Basic	3,576,000	3,576,000	6,520,000	6,520,000
Diluted	3,576,000	3,576,000	6,520,000	6,520,000

Earnings (loss) per share:
Basic	$-	$(0.43)	$0.01	$(0.27)
Diluted	$-	$(0.43)	$0.01	$(0.27)

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

9. PROPOSED BUSINESS COMBINATION

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub will merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). At the effective time of the Merger, Intercontinental will be the surviving corporation and become a wholly-owned subsidiary of Coastal. Intercontinental is the parent company of Intercontinental National Bank, based in San Antonio, Texas (the “Bank”). At the effective time and as a result of the Merger, the holders of Intercontinental common stock will receive approximately $16.8 million in cash in exchange for their shares, subject to adjustment based on certain conditions. Consummation of the Merger is subject to the approval of the Company’s shareholders and certain other conditions, including that the Merger cannot be consummated if holders of 20% or more of the Company’s common stock vote against the merger and demand that their shares of common stock of the Company be converted to cash.

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

Restatement

Under EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), the fair value of the warrants issued as part of the Units sold in our initial public offering have been reported as a liability. The warrant agreement provides for us to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of our ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19, registration of the common stock underlying the warrants is not within our control. As a result, we must assume that we could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires us to record the potential settlement obligation at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through our statement of operations. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability in our balance sheets was determined using the trading value of the warrants. The value assigned to the warrant liability at February 14 and 18, 2005 (the dates of issuance), December 31, 2005, and March 31, 2006 was $7,176,000, $4,747,200 and $6,624,000, respectively. The fair value of the warrants was determined by the trading value of the securities on the last day of each period.

Amounts reported as warrant liability expense in the accompanying statement of operations resulting from the change in valuation of the warrant liability was $1,545,600 and $1,876,800 for three month periods ended March 31, 2005 and 2006, respectively.

The Company had previously issued financial statements which did not present the warrant liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except share and per share amounts)

	As of and for the Three Months Ended March 31, 2005		As of and for the Three Months Ended March 31, 2006
	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,762	$29,762	$30,462	$30,462

Liabilities	$36	$8,758	$340	$6,964

Common stock subject to conversion	$5,709	$5,709	$5,909	$5,909

Stockholders' equity	$24,016	$15,295	$24,213	$17,589

Warranty liability income (expense)	$-	$(1,546)	$-	$(1,877)

Pre-tax income (loss)	$13	$(1,533)	$153	$(1,724)

Provision for income taxes	$3	$3	$63	$63

Net income (loss)	$9	$(1,536)	$90	$(1,787)

Weighted average shares:
Basic	3,576,000	3,576,000	6,520,000	6,520,000
Diluted	3,576,000	3,576,000	6,520,000	6,520,000

Earnings (loss) per share:
Basic	$-	$(0.43)	$0.01	$(0.27)
Diluted	$-	$(0.43)	$0.01	$(0.27)

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

Results of Operations:

For the three months ended March 31, 2006, we had net loss of $1,786,738. We incurred operating expenses of $143,413 and warrant liability expense resulting from an increase in the potential settlement liability related to our warrants of $1,876,800. Our operating expenses and warrant liability expense were partially offset by our interest income. We earned interest income of $4,771 on our money market account. The unrealized appreciation in the value of our trust account was $291,806. Our expenses, other than our warrant liability expense, consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $63,102.

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

Recent Developments:

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub will merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). At the effective time of the Merger, Intercontinental will be the surviving corporation and become a wholly-owned subsidiary of Coastal. Intercontinental is the parent company of Intercontinental National Bank, based in San Antonio, Texas (the “Bank”).
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

(c) Purchases of Equity Securities by Small Business Issuer.

None.

Item 6: Exhibits and Reports on Form 8-K

(a)   Exhibits:

2.1 Agreement and Plan of Merger dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Coastal Merger Corp. and Intercontinental Bank Shares Corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-B)**

10.1 Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Richard E. Burciaga**
10.2 Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Steven J. Pritchard**

10.3 Subscription Agreement dated as of April 5, 2006 by and between Coastal Bancshares Acquisition Corp. and Steven J. Pritchard**

31.1 Section 302 Certification by CEO*

31.2 Section 302 Certification by President*

32.1 Section 906 Certification by CEO*

32.2 Section 906 Certification by President*

* filed herewith

** previously filed

(b) Reports on Form 8-K:

Form 8-K filed on February 2, 2006, including item 4.02
Form 8-K filed on February 6, 2006, including items 4.02 and 9.01
Form 8-K filed on April 10, 2006, including items 1.01, 5.02 and 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: June 22, 2006

COASTAL BANCSHARES ACQUISITION CORP.

/s/ Cary M. Grossman
Cary M. Grossman
Chief Executive Officer

EXHIBIT INDEX

     Number            Description

(a)   Exhibits:

2.1 Agreement and Plan of Merger dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Coastal Merger Corp. and Intercontinental Bank Shares Corporation (the schedules have been omitted pursuant to Item 601(b)(2) of Regulation S-B)**

10.1 Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Richard E. Burciaga**

10.2 Employment Agreement dated as of April 5, 2006 among Coastal Bancshares Acquisition Corp., Intercontinental Bank Shares Corporation, Intercontinental National Bank and Steven J. Pritchard**

10.3 Subscription Agreement dated as of April 5, 2006 by and between Coastal Bancshares Acquisition Corp. and Steven J. Pritchard**

31.1 Section 302 Certification by CEO*

31.2 Section 302 Certification by President*

32.1 Section 906 Certification by CEO*

32.2 Section 906 Certification by President*

* filed herewith

** previously filed