Form 10QSB
period 2006-06-30
Coastal Bancshares Acquisition Corp.
filed 2006-08-10
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

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

As of June 30, 2006, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):
Yes ☐ No ☒

PART I. CONDENSED FINANCIAL INFORMATION
Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED BALANCE SHEETS

	December 31, 2005 (restated)	June 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$925,643	$100,236
Trust fund	29,269,727	29,908,477
Prepaid expenses	19,630	15,540
Total current assets	30,215,000	30,024,253
Deferred acquisition costs	-	624,584
	$30,215,000	$30,648,837

LIABIITES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$95,550	$227,779
Warrant liability	4,747,200	3,532,800
Federal income tax payable	123,000	144,000
Total liabilities	4,965,750	3,904,579

Common stock subject to stockholders' right to conversion; 1,103,448 shares at conversion value	5,851,018	5,978,704

Commitment - Note 7

Stockholders' equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	-	-
Common stock, $0.01 par value; 50,000,000 million shares authorized; 6,520,000 outstanding (including the 1,103,448 shares subject to possible conversion)	54,166	54,166
Additional paid-in capital	16,836,761	16,709,075
Deferred compensation	(93,506)	(21,578)
Earnings accumulated during the development stage	2,600,811	4,023,891
	19,398,232	20,765,554
	$30,215,000	$30,648,837

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,		Period from incepton (May 19,
	(Restated)		(Restated)		2004) Ended
	2005	2006	2005	2006	June 30, 2006

Formation and operating costs	$135,867	$150,264	$203,801	$293,675	$804,089

Operating income (loss)	(135,867)	(150,264)	(203,801)	(293,675)	(804,089)

Interest income:
Received and accrued	5,457	1,938	7,980	6,709	756,736
Market value adjustment	211,364	346,944	289,856	638,749	694,146
	216,821	348,882	297,836	645,458	1,450,882

Warrant liability income	3,422,400	3,091,200	1,876,800	1,214,400	3,643,200

Pre-tax income	3,503,354	3,289,818	1,970,835	1,566,183	4,289,993
Provision for income taxes	39,785	80,000	43,385	143,103	266,102

Net income	$3,463,569	$3,209,818	$1,927,450	$1,423,080	$4,023,891

Weighted average shares outstanding:
Basic	6,520,000	6,520,000	5,056,133	6,520,000	4,553,679
Diluted	17,560,000	17,560,000	13,168,398	17,560,000	11,661,036

Earnings per share:
Basic	$0.53	$0.49	$0.38	$0.22	$0.88
Diluted	$0.00	$0.01	$0.00	$0.01	$0.03

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS
	Six Months Ended June 30,		Period from incepton (May 19,
	(Restated)		2004) ended
	2005	2006	June 30, 2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$1,927,450	$1,423,080	$4,023,891
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Increase in market value of treasury bill	(289,856)	(638,749)	(694,146)
Amortization of deferred compensation	33,566	71,928	177,422
Decrease in warrant liability	(1,876,800)	(1,214,400)	(3,643,200)
Changes in operating assets and liabilities:	(28,483,200)		(29,214,331)
Purchases of treasury bill in trust account
(Increase) decrease in prepaid expenses	(82,880)	4,090	(15,540)
Increase (decrease) in accounts payable and accrued expenses	19,803	(2,739)	227,779
Increase in income taxes payable	43,385	21,000	144,000
Net cash provided by (used in) operating activities	(28,708,532)	(335,790)	(28,994,125)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock	25,000	-	25,000
Gross proceeds from public offering	33,120,000	-	33,120,000
Costs of public offering	(3,387,523)	-	(3,227,055)
Common stock granted as compensation		-	(199,000)
Deferred acquisition costs, net		(489,617)	(624,584)
Proceeds from stockholder loan	20,000	-	75,000
Repayment of stockholder loan	(75,000)	-	(75,000)
Net cash provided by (used in) financing activities	29,702,477	(489,617)	29,094,361

NET INCREASE (DECREASE) IN CASH	993,945	(825,407)	100,236
CASH AT BEGINNING OF PERIOD	21,711	925,643	-
CASH AT END OF PERIOD	$1,015,656	$100,236	$100,236

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$122,102	$122,102
Supplemental disclosure of non-cash financing activities:
Deferred acquisiton costs included in accounts payable	$-	$134,968	$134,968

Test		$-	$-

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.
(A Corporation in the Development Stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

The financial statements included herein as of December 31, 2005 and June 30, 2006, and for the three and six-month periods ended June 30, 2005 and 2006, and the period since inception (May 19, 2004) through June 30, 2006, have been prepared by Coastal Bancshares Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2005. The Company had no operating activity for the period from inception on May 19, 2004 through August 5, 2005.

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

The Company had previously issued financial statements which did not present the warrant liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except per share amounts)

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
	June 30, 2005		June 30, 2005		December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,872	$29,872	$29,872	$29,872	$30,215	$30,215

Liabilities	$71	$5,370	$71	$5,370	$219	$4,966

Common stock subject to conversion	$5,752	$5,752	$5,752	$5,752	$5,851	$5,851

Stockholders' equity	$24,049	$18,750	$24,049	$18,750	$24,145	$19,398

Warranty liability income (expense)	$-	$3,422	$-	$1,877	$-	$2,429

Pre-tax income (loss)	$81	$3,503	$94	$1,971	$297	$2,726

Provision for income taxes	$40	$40	$43	$43	$123	$123

Net income (loss)	$41	$3,463	$51	$1,928	$174	$2,603

Weighted average shares:
Basic	6,520,000	6,520,000	5,056,133	5,056,133	5,794,082	5,794,082
Diluted	6,520,000	17,560,000	5,056,133	13,168,398	5,794,082	15,382,247

Earnings (loss) per share
Basic	$0.01	$0.53	$0.01	$0.38	$0.03	$0.45
Diluted	$0.01	$-	$0.01	$-	$0.03	$0.01

Reclassification

The Company has previously reported the increase or decrease in its warrant liability as part of its operating income or loss. The Company has also previously reported the purchase of treasury bills in its trust account as an investing activity. These amounts have bee reclassified in the presentation of prior periods to conform to the current presentation.

2.    ORGANIZATION, BUSINESS OPERATIONS

Coastal Bancshares Acquisition Corp. (the “Company”) was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

The registration for the Company’s initial public offering (the “Offering”) of 4,800,000 units was declared effective on February 14, 2005. The Company consummated the Offering on February 18, 2005. The underwriters also exercised their over-allotment option to purchase an additional 720,000 units on February 18, 2005. The Company received proceeds, net of the underwriters’ discount and offering expenses of approximately $29.9 million. The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a merger with or acquisition of an operating commercial bank or bank holding company (“Business Combination”). There is no assurance that the Company will be able to successfully affect a Business Combination. Using proceeds from the Offering, the amount of $28,483,200 was placed in an interest bearing trust account (“Trust Fund”) to be held until the earlier of (i) the consummation of its first Business Combination or (ii) liquidation of the Company. Under the agreement governing the Trust Fund, funds may only be invested in United States government securities with a maturity of 180 days or less. The remaining proceeds may be used to pay for business, legal and accounting due diligence on prospective mergers or acquisitions and continuing general and administrative expenses.

The Company has signed a definitive agreement for the merger with a target business (See Note 10) and will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering, vote against the Business Combination, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to the Business Combination. The Business Combination will not be completed unless more than 50% of the Public Stockholders vote in favor of the transaction. After consummation of the Company’s first Business Combination, these voting safeguards no longer apply.

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

5.    DEFERRED COMPENSATION

On April 7, 2005, the Company made a restricted stock grant of 40,000 shares to a director. The shares are subject to forfeiture in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (August 18, 2006), or 24 months from the consummation of the Offering (February 18, 2007) if certain extension criteria have been satisfied. The grant was recorded based on the closing price of the Company’s common stock on the date of the grant and is being amortized as compensation expense over the period from the date of the grant through the date that is 18 months after consummation of the Offering (August 18, 2006). The Company selected 18 months as the appropriate amortization period because it believed that this was the earliest date that vesting could occur.

6.    WARRANT LIABILITY

The Company has outstanding warrants, which provides for the Company to register the shares underlying the warrants and is silent as to the penalty to be incurred in the absence of the Company’s ability to deliver registered shares to the warrant holders upon warrant exercise. Under EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock” (“EITF No. 00-19”), registration of the common stock underlying the Company’s warrants is not within the Company’s control. As a result, the Company must assume that it could be required to settle the warrants on a net-cash basis, thereby necessitating the treatment of the potential settlement obligation as a liability. Further EITF No. 00-19, requires the Company to record the potential settlement liability at each reporting date using the current estimated fair value of the warrants, with any changes being recorded through the Company’s statement of operations. The potential settlement obligation related to the warrants will continue to be reported as a liability until such time that the warrants are exercised, expire, or the Company is otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability is determined using the trading value of the warrants.

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

8.    COMMON STOCK

At December 31, 2005 and March 31, 2006, 50,000,000 shares of $0.01 par value common stock were authorized and 6,520,000 shares were outstanding. Of the common stock outstanding, 1,103,448 shares are subject to the right by stockholders to convert their shares into cash. The conversion amount per share is determined by dividing the balance in the trust account on the date when the right of conversion occurs by 5,520,000 shares. As of December 31, 2005 and June 30, 2006, the conversion amount would have been $5.30 and $5.42 per share, respectively.

9.    PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

10.         PROPOSED BUSINESS COMBINATION

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub will merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). At the effective time of the Merger, Intercontinental will be the surviving corporation and become a wholly-owned subsidiary of Coastal. Intercontinental is the parent company of Intercontinental National Bank, based in San Antonio, Texas (the “Bank”). At the effective time and as a result of the Merger, the holders of Intercontinental common stock will receive approximately $16.8 million in cash in exchange for their shares, subject to adjustment based on certain conditions. Consummation of the Merger is subject to the approval of the Company’s stockholders and certain other conditions, including that the Merger cannot be consummated if holders of 20% or more of the Company’s common stock vote against the merger and demand that their shares of common stock of the Company be converted to cash.

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

Restatement:

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

The Company had previously issued financial statements which did not present the warrant liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except per share amounts)

	As of and for the Three Months Ended		As of and for the Six Months Ended		As of and for the Year Ended
	June 30, 2005		June 30, 2005		December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$29,872	$29,872	$29,872	$29,872	$30,215	$30,215

Liabilities	$71	$5,370	$71	$5,370	$219	$4,966

Common stock subject to conversion	$5,752	$5,752	$5,752	$5,752	$5,851	$5,851

Stockholders' equity	$24,049	$18,750	$24,049	$18,750	$24,145	$19,398

Warranty liability income (expense)	$-	$3,422	$-	$1,877	$-	$2,429

Pre-tax income (loss)	$81	$3,503	$94	$1,971	$297	$2,726

Provision for income taxes	$40	$40	$43	$43	$123	$123

Net income (loss)	$41	$3,463	$51	$1,928	$174	$2,603

Weighted average shares:
Basic	6,520,000	6,520,000	5,056,133	5,056,133	5,794,082	5,794,082
Diluted	6,520,000	17,560,000	5,056,133	13,168,398	5,794,082	15,382,247

Earnings (loss) per share
Basic	$0.01	$0.53	$0.01	$0.38	$0.03	$0.45
Diluted	$0.01	$-	$0.01	$-	$0.03	$0.01

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

Adoption of EITF No. 00-19:

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

We restated our financial statements as of and for the period ended March 31, 2005, the first period ending after we issued warrants, through March 31, 2006. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability in our balance sheets was determined using the trading value of the warrants. The fair value of the warrant liability at February 14 and 18, 2005 (the dates of issuance), and December 31, 2005, March 31, 2006, and June 30, 2006 was $7,176,000, $4,747,200, $6,624,000, and $3,532,800 respectively. The fair value of the warrants was determined by the trading value of the securities on the last day of each period. Amounts reported as warrant liability income in our statements of operations resulting from the change in valuation of the warrant liability was $3,422,400 and $3,091,200 for the three months ended June 30, 2005 and 2006, respectively, and, $1,876,800 and $1,214,400 for the six months ended June 30, 2005 and 2006, respectively

Results of Operations:

For the three months ended June 30, 2006, we had net income of $3,209,818. Our net income for the period included $3,091,200 resulting from a reduction in our warrant liability. We earned interest income of $1,938 on our money market account. The unrealized appreciation in the value of our trust account was $346,944. We incurred operating expenses of $150,264. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $80,000.

For the six months ended June 30, 2006, we had net income of $1,423,081. Our net income for the period included $1,214,400 resulting from a reduction in our warrant liability. We earned interest income of $6,709 on our money market account. The unrealized appreciation in the value of our trust account was $638,749. We incurred operating expenses of $293,675. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $143,102.

Liquidity and Capital Resources:

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $29.7 million. As of June 30, 2006, we had cash of $100,237. The net proceeds of our IPO and initial capitalization reduced by the amount we placed in the trust account was approximately $1.236 million. The difference of approximately $1.136 million is the amount of cash we have used since inception. We have used $172,040 to pay for our Directors’ & Officers liability insurance policies, $489,616 to pay for costs associated with our pending merger, $185,877 for income and franchise taxes, $122,680 for monthly overhead fees to Coastal Acquisition, LLC., $52,300 for financial advisory fees, and $72,443 for professional fees. The balance was used to pay general and administrative expenses, public company expenses and other expenses.

As of June 30, 2006, we had cash of $100,237. We anticipate completing our proposed business combination in mid October 2006. We believe that we have sufficient cash to complete the business combination; however, to the extent that our operating costs and costs relating to completing the merger through the closing of the merger exceed amounts available outside the trust fund, trust fund assets will be used to fund the excess costs of the merger if the merger is completed and the trust fund assets are released to the Company.

In the event the business combination is not consummated within the agreed upon time period, we do not believe we will have sufficient funds outside of the trust fund to operate through February 18, 2007. The Company believes it will likely be forced to liquidate should the business combination with Intercontinental not be consummated.

We are obligated, commencing February 14, 2005, to pay to Coastal Acquisition, LLC, an affiliate of several of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. The Company entered into an unsecured promissory note with Coastal Acquisition, LLC on August 4, 2006, pursuant to which Coastal Acquisition, LLC advanced $50,000 to the Company. The loan accrues interest at a rate of twelve percent per annum and is payable on the earlier of the consummation of the merger of Intercontinental and Coastal Merger Corp. and October 27, 2006.

Recent Developments:

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger (“Merger Agreement”) with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub will merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). On August 8, 2006, the Company, Merger Sub and Intercontinental entered into a First Amendment to the Merger Agreement. At the effective time of the Merger, Intercontinental will be the surviving corporation and become a wholly-owned subsidiary of Coastal. Intercontinental is the parent company of Intercontinental National Bank, based in San Antonio, Texas (the “Bank”). At the effective time and as a result of the Merger, the holders of Intercontinental common stock will receive approximately $16.8 million in cash in exchange for their shares, subject to adjustment based on certain conditions. Consummation of the Merger is subject to the approval of the Company’s stockholders and certain other conditions, including that the Merger cannot be consummated if holders of 20% or more of the Company’s common stock vote against the merger and demand that their shares of common stock of the Company be converted to cash.

For a more complete discussion of our proposed business combination, see our Current Report on Form 8-K, dated April 5, 2006 and filed with the Securities and Exchange Commission on April 10, 2006, and our preliminary proxy statement filed with the Securities and Exchange Commission on May 2, 2006.

Item 3. Controls and Procedures

An evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2006 was made under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer. Based on that evaluation, they concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. During the most recently completed fiscal quarter, there has been no significant change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

(c) Purchases of Equity Securities by Small Business Issuer.

None.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits:

2.1 First Amendment to Agreement and Plan of Merger, dated as of August 8, 2006, by and among Coastal Bancshares Acquisition Corp., Coastal Merger Corp. and Intercontinental Bank Shares Corporation

10.1 Employment Agreement dated as of August 8, 2006 among Coastal Bancshares Acquisition Corp. and Cary M. Grossman

10.2 Promissory Note, dated August 4, 2006, in the original principal amount of $50,000 made by Coastal Bancshares Acquisition Corp. payable to the order of Coastal Acquisition, LLC

31.1 Section 302 Certification by CEO

31.2 Section 302 Certification by President

32.1 Section 906 Certification by CEO

32.2 Section 906 Certification by President

(b) Reports on Form 8-K:

Form 8-K filed on April 10, 2006, including items 1.01, 5.02 and 9.01
Form 8-K filed on May 3, 2006, including items 8.01 and 9.01
Form 8-K filed on June 26, 2006, including item 4.02
Form 8-K/A filed on June 28, 2006, including items 4.02, 8.01 and 9.01
Form 8-K/A filed on July 7, 2006, including items 4.02 and 9.01

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 9, 2006

COASTAL BANCSHARES ACQUISITION CORP.

/s/ Cary M. Grossman
Cary M. Grossman
Chief Executive Officer

EXHIBIT INDEX

       Number   Description

(a) Exhibits:

2.1 First Amendment to Agreement and Plan of Merger, dated as of August 8, 2006, by and among Coastal Bancshares Acquisition Corp., Coastal Merger Corp. and Intercontinental Bank Shares Corporation

10.1 Employment Agreement dated as of August 8, 2006 among Coastal Bancshares Acquisition Corp. and Cary M. Grossman

10.2 Promissory Note, dated August 4, 2006, in the original principal amount of $50,000 made by Coastal Bancshares Acquisition Corp. payable to the order of Coastal Acquisition, LLC

31.1 Section 302 Certification by CEO

31.1 Section 302 Certification by CEO

31.2 Section 302 Certification by President

32.1 Section 906 Certification by CEO

32.2 Section 906 Certification by President