Form 10QSB
period 2006-09-30
Coastal Bancshares Acquisition Corp.
filed 2006-11-14
CIK 1300335

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

___________________

FORM 10-QSB

__________________

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

9821 Katy Freeway, Suite 101

Houston, Texas 77024

(Address of Principal Executive Office)

(713) 722-7808

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

Yes ☒ No ☐

As of September 30, 2006, 6,520,000 shares of common stock, par value $.01 per share, were issued and outstanding.

Transitional Small Business Disclosure Format (check one):

Yes ☐ No ☒

PART I. CONDENSED FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED BALANCE SHEETS

	December 31, 2005 (restated)	September 30, 2006
ASSETS
Current Assets
Cash and cash equivalents	$925,643	$10,439
Trust fund	29,269,727	30,278,179
Prepaid expenses	19,630	6,301
Total current assets	30,215,000	30,294,919
Deferred acquisition costs	-	771,318
	$30,215,000	$31,066,237

LIABILITIES AND STOCKHOLDERS EQUITY
Current Liabilities
Accounts payable and accrued expenses	$95,550	$330,099
Note payable to affiliate	-	50,000
Warrant liability	4,747,200	2,097,600
Federal income tax payable	123,000	234,000
Total liabilities	4,965,750	2,711,699

Common stock subject to stockholders’ right to conversion; 1,103,448 shares at conversion value	5,851,018	6,052,608

Commitments – Note 7

Stockholders’ equity:
Preferred stock, $0.01 par value; 5,000,000 shares authorized	-	-
Common stock, $0.01 par value; 50,000,000 shares authorized; 6,520,000 outstanding (including the 1,103,448 shares subject to possible conversion)	54,166	54,166
Additional paid-in capital	16,836,761	16,635,171
Deferred compensation	(93,506)	-
Earnings accumulated during the development stage	2,600,811	5,612,593
	19,398,232	22,301,930
	$30,215,000	$31,066,237

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED UNAUDITED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,		Period from Inception (May 19, 2004) Ended September 30, 2006
	(Restated) 2005	2006	(Restated) 2005	2006

Formation and operating costs	$173,283	$126,430	$377,084	$420,106	$930,519

Operating loss	(173,283)	(126,430)	(377,084)	(420,106)	(930,519)

Interest income:
Received and accrued	409,040	815,328	417,022	822,037	1,627,461
Market value adjustment	(154,422)	(445,397)	135,431	193,353	193,353
	254,618	369,931	552,453	1,015,390	1,820,814

Warrant liability income (expense)	(1,325,000)	1,435,200	552,000	2,649,600	5,078,400

Pre-tax income (loss)	(1,243,665)	1,678,701	727,369	3,244,884	5,968,695
Provision for income taxes	22,616	90,000	66,000	233,102	356,102

Net income (loss)	$(1,266,281)	$1,588,701	$661,369	$3,011,782	$5,612,593

Weighted average shares outstanding:
Basic	6,520,000	6,520,000	5,549,451	6,520,000	4,763,056
Diluted	17,560,000	17,560,000	14,648,352	17,560,000	12,289,167

Earnings (loss) per share:
Basic	$(0.19)	$0.24	$0.12	$0.46	$1.18
Diluted	$(0.19)	$0.01	$0.01	$0.02	$0.04

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

CONDENSED UNAUDITED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,		Period from Inception (May 19, 2004) Ended September 30, 2006
	(Restated) 2005	2006
CASH FLOW FROM OPERATING ACTIVITIES
Net income	$661,369	$3,011,782	$5,612,593
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Increase in market value of treasury bill	(135,431)	(193,353)	(193,353)
Amortization of deferred compensation	69,530	93,506	199,000
Decrease in warrant liability	(552,000)	(2,649,600)	(5,078,400)
Changes in operating assets and liabilities:
Purchases of treasury bill in trust account	(28,886,958)	(815,099)	(30,084,826)
(Increase) decrease in prepaid expenses	(51,255)	13,329	(6,301)
(Increase (decrease) in accounts payable and accrued expenses	75,140	38,094	133,644
Increase in income taxes payable	66,000	111,000	234,000
Net cash used in operating activities	(28,753,605)	(390,341)	(29,183,643)

CASH FLOW FROM INVESTING ACTIVITIES	-	-	-
Net cash used in investing activities	-	-	-

CASH FLOW FROM FINANCING ACTIVITIES
Proceeds from private sale of common stock	25,000	-	25,000
Gross proceeds from public offering	33,120,000	-	33,120,000
Costs of public offering	(3,387,523)	-	(3,227,055)
Common stock granted as compensation		-	(199,000)
Deferred acquisition costs, net		(574,863)	(574,863)
Proceeds from stockholder loan	20,000	50,000	125,000
Repayment of stockholder loan	(75,000)	-	(75,000)
Net cash provided by (used in) financing activities	29,702,477	(524,863)	29,194,082

NET INCREASE (DECREASE) IN CASH	948,872	(915,204)	10,439
CASH AT BEGINNING OF PERIOD	21,711	925,643	-
CASH AT END OF PERIOD	$970,583	$10,439	$10,439

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$122,102	$122,102
Supplemental disclosure of non-cash financing activities:
Deferred acquisition costs included in accounts payable	$-	$196,455	$196,455

See accompanying notes to condensed financial statements.

COASTAL BANCSHARES ACQUISITION CORP.

(A Corporation in the Development Stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The financial statements included herein as of December 31, 2005 and September 30, 2006, and for the three and nine-month periods ended September 30, 2005 and 2006, and the period since inception (May 19, 2004) through September 30, 2006, have been prepared by Coastal Bancshares Acquisition Corp. (the “Company”) without audit pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Accordingly, these statements reflect all adjustments (consisting only of normal recurring entries), which are, in the opinion of the Company, necessary for a fair presentation of the financial results for the interim periods. Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. Operating results for the interim periods presented are not necessarily indicative of the results that may be expected for the full fiscal year. These financial statements should be read in conjunction with the financial statements that were included in the Company’s Annual Report on Form 10-KSB and Form 10-KSB/A for the year ended December 31, 2005. The Company had no operating activity for the period from inception on May 19, 2004 through August 5, 2005.

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

The Company had previously issued financial statements which did not present the warrant liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except per share amounts)

	As of and for the Three Months Ended September 30, 2005		As of and for the Nine Months Ended September 30, 2005		As of and for the Year Ended December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$30,044	$30,044	$30,044	$30,044	$30,215	$30,215
Liabilities	$149	$6,773	$149	$6,773	$219	$4,966
Common stock subject to conversion	$5,802	$5,802	$5,802	$5,802	$5,851	$5,851
Stockholders’ equity	$24,094	$17,470	$24,094	$17,470	$24,145	$19,398
Warranty liability income (expense)	$-	$(1,325)	$-	$552	$-	$2,429
Pre-tax income (loss)	$81	$(1,243)	$175	$727	$297	$2,726
Provision for income taxes	$23	$23	$66	$66	$123	$123
Net income (loss)	$59	$(1,266)	$109	$661	$174	$2,603
Weighted average shares:
Basic	6,520,000	6,520,000	5,549,451	5,549,451	5,794,082	5,794,082
Diluted	6,520,000	6,520,000	5,549,451	14,648,352	5,794,082	15,382,247
Earnings (loss) per share Basic	$0.01	$(0.19)	$0.02	$0.12	$0.03	$0.45
Diluted	$0.01	$0.19)	$0.02	$0.01	$0.03	$0.01

Reclassification

The Company has previously reported the increase or decrease in its warrant liability as part of its operating income or loss. The Company has also previously reported the purchase of treasury bills in its trust account as an investing activity. These amounts have been reclassified in the presentation of prior periods to conform to the current presentation.

2.	ORGANIZATION, BUSINESS OPERATIONS

The Company was incorporated in Delaware on May 19, 2004 as a blank check company whose objective is to acquire or merge with an operating commercial bank or bank holding company. The Company’s initial stockholders’ purchased 1,000,000 shares of common stock, $0.01 par value, for $25,000 on August 6, 2004.

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

The Company signed a definitive agreement for the merger with a target business (See Note 10) and submitted the transaction for stockholder approval. In the event that stockholders holding shares issued in the Offering (the “Public Stockholders”) owning 20% or more of the outstanding stock excluding, for this purpose, those persons who were stockholders immediately prior to the Offering (the “Initial Stockholders”), vote against the Business Combination and exercise their right to convert their shares of common stock into their pro rata portion of the Trust Fund, the Business Combination would not be consummated. On October 26, 2006, the Company held a special meeting of stockholders for the primary purpose of voting on a proposed Business Combination. At that special meeting, the stockholders of the Company did not approve the Business Combination and more than 20% of the Public Stockholders voted against the Business Combination and exercised their conversion rights. As a result, the Business Combination was not consummated. The Company’s certificate of incorporation provides that the officers of the Company shall take all actions necessary to liquidate the Company, in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (August 18, 2006), or 24 months from the consummation of the Offering (February 18, 2007) if certain extension criteria have been satisfied. Following the special meeting, the Board of Directors of the Company held a meeting and adopted a resolution to proceed with the liquidation of the Company and submit a plan of liquidation to the stockholders of the Company for approval. In the event of liquidation, the per share value of the residual assets remaining available for distribution (including Trust Fund assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units offered in the Offering as described in Note 3).

3.	PUBLIC OFFERING

On February 18, 2005, the Company sold 4,800,000 units (“Units”) in a public offering, which included granting the underwriters’ an over-allotment option to purchase up to an additional 720,000 Units. On February 18, 2005, the underwriters exercised the entire amount of the option. Each Unit consists of one share of the Company’s common stock, $0.01 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing on the later of the completion of a Business Combination or February 13, 2006, and expiring February 13, 2010. The Warrants will be redeemable by the Company at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to the date on which notice of the redemption is given. In connection with the Offering, the Company issued an option for $100 to the underwriters to purchase 325,000 Units at an exercise price of $7.50 per Unit. The Units issuable upon exercise of this option are identical to those included in the Offering except that the exercise price of the Warrants included in the Units will be $6.65 per share. The Warrants will terminate upon the liquidation of the Company.

4.	TREASURY SECURITIES

Treasury securities are classified as trading securities and are carried at fair value, with gains or losses resulting from changes in fair value are recognized currently in earnings.

5.	DEFERRED COMPENSATION

On April 7, 2005, the Company made a restricted stock grant of 40,000 shares to a director. The shares are subject to forfeiture in the event that the Company does not consummate a Business Combination within 18 months from the date of the consummation of the Offering (August 18, 2006), or 24 months from the consummation of the Offering (February 18, 2007) if certain extension criteria have been satisfied. The grant was recorded based on the closing price of the Company’s common stock on the date of the grant and was amortized as compensation expense over the period from the date of the grant through the date that is 18 months after consummation of the Offering (August 18, 2006). The Company selected 18 months as the appropriate amortization period because it believed that this was the earliest date that vesting could occur.

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

7.	COMMITMENTS

The Company presently occupies office space provided by an affiliate of an Initial Stockholder. Such affiliate has agreed that, until the acquisition of a target business by the Company, it will make such office space, as well as certain office and secretarial services, available to the Company, as may be required by the Company from time to time. The Company has agreed to pay such affiliate $7,500 per month for such services commencing on the effective date of the Offering. The Company entered into an unsecured promissory note with Coastal Acquisition, LLC on August 4, 2006, pursuant to which Coastal Acquisition, LLC advanced $50,000 to the Company. The Company entered into a second unsecured promissory note with Coastal Acquisition, LLC on October 2, 2006, pursuant to which Coastal Acquisition, LLC advanced an additional $25,000 to the Company. Each of the loans accrues interest at a rate of twelve percent per annum and is payable on the earlier of the consummation of the merger of Intercontinental and Coastal Merger Corp. and October 27, 2006.

8.	COMMON STOCK

At December 31, 2005 and September 30, 2006, 50,000,000 shares of $0.01 par value common stock were authorized and 6,520,000 shares were outstanding. Of the common stock outstanding, 1,103,448 shares are subject to the right by stockholders to convert their shares into cash. The conversion amount per share is determined by dividing the balance in the trust account on the date when the right of conversion occurs by 5,520,000 shares. As of December 31, 2005 and September 30, 2006, the conversion amount would have been $5.30 and $5.48 per share, respectively.

9.	PREFERRED STOCK

The Company is authorized to issue 5,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

10.	PROPOSED BUSINESS COMBINATION

On April 5, 2006, the Company and its wholly-owned subsidiary Coastal Merger Corp., a Texas corporation (“Merger Sub”), entered into a definitive Agreement and Plan of Merger with Intercontinental Bank Shares Corporation, a Texas corporation (“Intercontinental”), pursuant to which Merger Sub would merge with and into Intercontinental in a cash-for-stock transaction (the “Merger”). On October 26, 2006, the stockholders of the Company did not approve the Merger at the Company’s special meeting. As a result, the Business Combination was not consummated. Following the special meeting, the Board of Directors of the Company held a meeting and adopted a resolution to proceed with the liquidation of the Company and submit a plan of liquidation to the stockholders of the Company for approval.

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

The Company had previously issued financial statements which did not present the warrant liability. The accompanying financial statements have been restated to correct this error. The impact of the correction of this error in previously reported financial statements is as follows:

(in thousands except per share amounts)

	As of and for the Three Months Ended September 30, 2005		As of and for the Nine Months Ended September 30, 2005		As of and for the Year Ended December 31, 2005
	As Previously Reported	As Restated	As Previously Reported	As Restated	As Previously Reported	As Restated
Assets	$30,044	$30,044	$30,044	$30,044	$30,215	$30,215
Liabilities	$149	$6,773	$149	$6,773	$219	$4,966
Common stock subject to conversion	$5,802	$5,802	$5,802	$5,802	$5,851	$5,851
Stockholders’ equity	$24,094	$17,470	$24,094	$17,470	$24,145	$19,398
Warranty liability income (expense)	$-	$(1,325)	$-	$552	$-	$2,429
Pre-tax income (loss)	$81	$(1,243)	$175	$727	$297	$2,726
Provision for income taxes	$23	$23	$66	$66	$123	$123
Net income (loss)	$59	$(1,266)	$109	$661	$174	$2,603
Weighted average shares:
Basic	6,520,000	6,520,000	5,549,451	5,549,451	5,794,082	5,794,082
Diluted	6,520,000	6,520,000	5,549,451	14,648,352	5,794,082	15,382,247
Earnings (loss) per share Basic	$0.01	$(0.19)	$0.02	$0.12	$0.03	$0.45
Diluted	$0.01	$0.19)	$0.02	$0.01	$0.03	$0.01

Plan of Operation:

We were incorporated on May 19, 2004, to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating commercial bank or bank holding company. We consummated our initial public offering (the “Offering”) on February 18, 2005. The net proceeds, after deducting the underwriters discount and offering expenses, and including the sale of 720,000 units in the underwriters over-allotment option, was $29,693,945. $28,483,200 of these net proceeds were placed in a trust fund and invested in United States government securities. The funds held in the trust account will not be released until the earlier of the date on which we consummate a business combination or liquidate our assets. We intend to utilize cash derived from the proceeds of the Offering, our capital stock, debt or a combination of these in effecting a business combination.

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

We restated our financial statements as of and for the period ended March 31, 2005, the first period ending after we issued warrants, through March 31, 2006. The potential settlement obligation will continue to be reported as a liability until such time as the warrants are exercised, expire, or we are otherwise able to modify the registration requirements in the warrant agreement to remove the provisions which require this treatment. The fair value of the warrant liability in our balance sheets was determined using the trading value of the warrants. The fair value of the warrant liability at February 14 and 18, 2005 (the dates of issuance), and December 31, 2005, March 31, 2006, June 30, 2006 and September 30, 2006 was $7,176,000, $4,747,200, $6,624,000, $3,532,800, and $2,097,600 respectively. The fair value of the warrants was determined by the trading value of the securities on the last day of each period. Amounts reported as warrant liability income in our statements of operations resulting from the (increase)/decrease in valuation of the warrant liability was $(1,325,000) and $ 1,435,200 for the three months ended September 30, 2005 and 2006, respectively, and, $552,000 and $2,649,600 for the nine months ended September 30, 2005 and 2006, respectively

Results of Operations:

For the three months ended September 30, 2006, we had net income of $1,588,701. Our net income for the period included $1,435,200 resulting from a reduction in our warrant liability. We earned interest income of $229 on our money market account and $815,099 on our trust account. The unrealized appreciation in the value of our trust account decreased by $445,397, because a treasury bill matured near the end of the quarter. We incurred operating expenses of $126,430. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $90,000.

For the nine months ended September 30, 2006, we had net income of $3,011,782. Our net income for the period included $2,649,600 resulting from a reduction in our warrant liability. We earned interest income of $6,938 on our money market account and $815,099 on our trust account. The unrealized appreciation in the value of our trust account was $193,353. We incurred operating expenses of $420,106. Our expenses consisted primarily of professional fees, overhead fees, amortization of prepaid insurance, amortization of deferred compensation, franchise taxes and certain other expenses associated with being a public company. We recorded an income tax provision of $233,102.

Liquidity and Capital Resources:

The net proceeds from the Offering and the capital contributed by our Initial Stockholders amounted to approximately $29.7 million. As of September 30, 2006, we had cash of $10,439. The net proceeds of our IPO and initial capitalization reduced by the amount we placed in the trust account was approximately $1.236 million. On August 4, 2006, we borrowed $50,000 from Coastal Acquisition, LLC, an affiliate of certain of our officers and directors. The difference between the capital available to us and our cash balance of approximately $1.276 million is the amount of cash we have used since inception. We have used $191,245 to pay for our Directors’ & Officers liability insurance policies, $574,863 to pay for costs associated with our pending merger, $185,877 for income and franchise taxes, $145,180 for monthly overhead fees to Coastal Acquisition, LLC, $52,300 for financial advisory fees, and $75,043 for professional fees (not including professional fees associated with our pending merger). The balance was used to pay general and administrative expenses, public company expenses and other expenses.

We are obligated, commencing February 14, 2005, to pay to Coastal Acquisition, LLC, an affiliate of several of our directors and executive officers, a monthly fee of $7,500 for general and administrative services. The Company entered into an unsecured promissory note with Coastal Acquisition, LLC on August 4, 2006, pursuant to which Coastal Acquisition, LLC advanced $50,000 to the Company. The Company entered into a second unsecured promissory note with Coastal Acquisition, LLC on October 2, 2006, pursuant to which Coastal Acquisition, LLC advanced an additional $25,000 to the Company. Each of the loans accrues interest at a rate of twelve percent per annum and is payable on the earlier of the consummation of the merger of Intercontinental and Coastal Merger Corp. and October 27, 2006.

On October 26, 2006, the stockholders of the Company did not approve the proposed Business Combination at the Company’s special meeting. As a result, the Business Combination was not consummated. Following the special meeting, the Board of Directors of the Company held a meeting and adopted a resolution to proceed with the liquidation of the Company and submit a plan of liquidation to the stockholders of the Company for approval. In connection with our initial public offering, Cary Grossman and W. Donald Brunson, members of our board of directors, agreed to indemnify us for claims by vendors and service providers for services rendered and products sold and for claims by target companies, to the extent necessary to ensure that the amounts in the trust account for the benefit of our stockholders is not reduced. We do not have sufficient resources outside of the trust account maintained for the benefit of our stockholders to pay all of our obligations. As part of our plan of liquidation, we expect that obligations to vendors and service providers of which we are currently aware will be settled or paid by Messrs. Grossman and Brunson pursuant to their indemnification agreements. As of October 31, 2006, we estimate that we owe approximately $175,000 for federal income and state franchise taxes which are not covered by the indemnification agreement of Messrs. Grossman and Brunson. We expect that the amounts to be distributed to our stockholders from the trust fund will be net of these taxes.

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

On October 26, 2006, the Company held a special meeting of stockholders’ for the primary purpose of voting on a proposed Business Combination. At that special meeting, the stockholders of the Company failed to approve the Business Combination and more than 20% of the Public Stockholders voted against the Business Combination and exercised their right to convert their shares of common stock into their pro rata portion of the trust fund. As a result, the Business Combination was not consummated. Following the special meeting, the Board of Directors of the Company held a meeting and adopted a resolution to proceed with the liquidation of the Company and submit a plan of liquidation to the stockholders of the Company for approval.

On November 1, 2006, the Company received a notice from Intercontinental of termination (the “Notice”) of the Merger Agreement. The Notice included a request for payment by us of a break-up fee and related expenses in connection with our stockholders failure to approve the Merger. The total amount of termination fees and expenses requested in the Notice by Intercontinental is $385,000. The Company is currently reviewing the Notice and the Merger Agreement to determine whether the Company owes a termination fee to Intercontinental and, if so, the amount of such termination fee. As a result of termination, the Merger Agreement is void and has no effect, with no liability or obligation on either party, except with respect to the termination fee provisions and the remedy provisions and other than for claims based on or arising from the willful and material breach by any party to the Merger Agreement of any representation, warranty or covenant of any provision set forth in the Merger Agreement or for the fraud of any party to the Merger Agreement. In connection with the negotiation of the Merger Agreement, Intercontinental has entered into an agreement with the Company, pursuant to which Intercontinental has waived any claims it has against the Company’s trust fund. While Intercontinental has agreed not to seek recourse against the amounts in the trust fund, because the Company has no other assets, there can be no assurance that Intercontinental will not attempt to recover any termination fee from the trust fund. The Company does not believe Intercontinental would be successful if it brought such a claim against the trust fund; however, the Company cannot give assurances of this.

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

Exhibits:

31.1	Section 302 Certification by CEO

31.2	Section 302 Certification by President

32.1	Section 906 Certification by CEO

32.2	Section 906 Certification by President

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 14, 2006

COASTAL BANCSHARES ACQUISITION CORP.

/s/ Cary M. Grossman
Cary M. Grossman
Chief Executive Officer